Form 10-Q
period 2007-09-30
2020 ChinaCap Acquirco, Inc.
filed 2007-12-19
CIK 1396016

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 001-33799

2020 CHINACAP ACQUIRCO, INC.

(Exact name of registrant as specified in its charter)

Delaware	20-5500605
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

c/o Surfmax Corporation
221 Boston Post Road East Suite 410 Malborough, Massachusetts	01752
(Address of principal executive offices)	(Zip Code)

(508) 624-4948

Registrant’s telephone number, including area code

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filed  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of December 7, 2007, 10,500,000 shares of the registrant’s common stock, par value $0.0001 per share, were outstanding.

2020 CHINACAP ACQUIRCO. INC.

Page
PART I — FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)
Condensed Balance Sheets as of September 30, 2007 (unaudited) and December 31, 2006	3
Condensed Statements of Operations (unaudited) for the three months ended September 30, 2007, from August 21, 2006 (date of inception) to September 30, 2006, for the nine months ended September 30, 2007 and from August 21, 2006 (date of inception) to September 30, 2007	4
Condensed Statements of Stockholders’ Equity (unaudited) for the period from August 21, 2006 (date of inception) to September 30, 2007	5
Condensed Statements of Cash Flows (unaudited) for the three months ended September 30, 2007, from August 21, 2006 (date of inception) to September 30, 2006, for the nine months ended September 30, 2007 and from August 21, 2006 (date of inception) to September 30, 2007	6
Notes to Condensed Financial Statements (unaudited)	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	12
Item 3. Quantitative and Qualitative Disclosures about Market Risk	14
Item 4T. Controls and Procedures	14

PART II — OTHER INFORMATION

Item 1. Legal Proceedings	14
Item 1A. Risk Factors	14
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	15
Item 3. Defaults upon Senior Securities	15
Item 4. Submission of Matters to a Vote of the Security Holders	15
Item 5. Other Information	15
Item 6. Exhibits	15

SIGNATURES	16

INDEX TO EXHIBITS

Certification by Principal Executive Officer Pursuant to Section 302
Certification by Principal Financial Officer Pursuant to Section 302
Certification by Principal Executive Officer and Principal Financial Officer Pursuant to Section 906

Item 1.	Financial Statements

2020 CHINACAP ACQUIRCO. INC.

(a development stage company)

CONDENSED BALANCE SHEETS

	Unaudited September 30, 2007	Audited December 31, 2006
ASSETS
Current Assets
Cash	$54,550	$9,988

Deferred offering costs	694,539	54,389

TOTAL ASSETS	$749,089	$64,377

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable and accrued expenses	603,888	9,745
Due to stockholder	11,728	10,823
Notes payable to stockholders	127,291	47,534

TOTAL LIABILITIES	742,907	68,102

STOCKHOLDERS’ EQUITY
Preferred stock — $0.0001 par value; 1,000,000 shares authorized; nil issued and outstanding	—	—
Common stock — $0.0001 and $0.01 par value; 25,000,000 and 3,000 shares authorized; 1,875,000 and 100 issued and outstanding, respectively	188	1
Additional paid-in capital	24,812	99
Deficit accumulated during the development stage	(18,818)	(3,825)

Total stockholders’ equity (deficit)	6,182	(3,725)

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$749,089	$64,377

See notes to condensed financial statements.

2020 CHINACAP ACQUIRCO. INC.

(a development stage company)

CONDENSED STATEMENT OF OPERATIONS

	Unaudited July 1, 2007 to September 30, 2007	Unaudited August 21, 2006 (date of inception) to September 30, 2006	Unaudited January 1, 2007 to September 30, 2007	Unaudited August 21, 2006 (date of inception) to September 30, 2007 (Cumulative)
Revenue	$—	$—	$—	$—
Organization costs	3,674	3,825	14,993	18,818

Net loss	$(3,674)	$(3,825)	$(14,993)	$(18,818)

Net loss per share – basic and diluted	$—	$(127.51)	$(0.01)

Weighted average number of shares outstanding – basic and diluted	1,875,000	30	1,668,878

See notes to condensed financial statements.

2020 CHINACAP ACQUIRCO. INC.

(a development stage company)

STATEMENT OF STOCKHOLDERS’ EQUITY

(In U.S. dollars, except share data)

(Unaudited)

For the period from August 21, 2006 (date of inception) to September 30, 2007

	Common Stock		Additional paid-in capital	Deficit accumulated during the development stage	Total Stockholders’ Equity
	Shares	Amount
Issuance of common stock to founders and insiders on August 21, 2006 at $0.01 per share	100	$1	$99	—	$100
Net loss	—	—	—	(3,825)	(3,825)

Balance at December 31, 2006	100	1	99	(3,825)	(3,725)

Unaudited:
Issuance of common stock at $0.0001 per share	1,874,900	187	24,713	—	24,900
Net loss	—	—	—	(14,993)	(14,993)

Balance at September 30, 2007	1,875,000	$188	$24,812	(18,818)	$6,182

See notes to condensed financial statements.

2020 CHINACAP ACQUIRCO. INC.

(a development stage company)

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	July 1, 2007 to September 30, 2007	August 21, 2006 (date of inception) to September 30, 2006	January 1, 2007 to September 30 2007	August 21, 2006 (date of inception) to September 30, 2007 (Cumulative)
Cash Flows from Operating Activities
Net loss	$(3,674)	$(3,825)	$(14,993)	$(18,818)

Adjustments to reconcile net loss to net cash (used in) operating activities
Change in assets and liabilities:
Accrued expenses	—	3,825	—	—
Due from stockholder	—	(100)	—	—
Net cash used in operating activities	(3,674)	(100)	(14,993)	(18,818)

Cash Flows from Financing Activities
Proceeds from issuance of common stock	—	100	24,900	25,000
Proceeds from the issuance of notes payable to stockholders	—	—	80,000	130,000
Payment for offering costs	(1,521)	—	(45,102)	(78,923)
Principal payments on notes payables	—	—	(243)	(2,709)

Net cash provided by (used) in financing activities	(1,521)	100	59,555	73,368

Net increase (decrease) in cash	(5,195)	—	44,562	54,550
Cash and cash equivalents, beginning of the period	59,745	—	9,988	—
Cash and cash equivalents, end of the period	$54,550	$—	$54,550	$54,550

Supplemental schedule of non-cash financing activities:
Accrual of deferred offering costs	$189,401	$20,650	$594,143	$603,888

Deferred offering costs advanced by stockholders	$—	$—	$905	$11,728

See notes to condensed financial statements.

2020 CHINACAP ACQUIRCO. INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

Note 1 – Interim Financial Information

The condensed financial statements at September 30, 2007 and for the periods ended September 30, 2007 have been prepared by the Company and are unaudited. In the opinion of management, all adjustments (consisting of normal accruals and recurring items) have been made that are necessary to present fairly the financial position of 2020 Chinacap Acquirco, Inc. (the “Company”) as of September 30, 2007 and the results of its operations and cash flows for the periods ended September 30, 2007. Operating results presented for the interim periods are not necessarily indicative of the results to be expected for any other interim period or for the full year.

These unaudited condensed financial statements should be read in conjunction with the financial statements and notes thereto at November 15, 2007 and for the periods then ended included in the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on November 21, 2007. The accounting policies used in preparing these unaudited condensed financial statements are consistent with those described in such filing. The December 31, 2006 balance sheet has been derived from the Company’s audited financial statements.

Note 2 – Organization, Business Operations and Summary of Significant Accounting Policies

The Company was incorporated in Delaware on August 21, 2006 as a public acquisition company whose objective is to acquire an operating business that either: (1) is located in the People’s Republic of China, the Hong Kong Special Administrative Region or the Macau Special Administrative Region (collectively, “China”), (2) has its principal operations located in China, or, (3) in the view of the Board of Directors of the Company, would benefit from establishing operations in China. Upon formation, the authorized share capital was 3,000 shares of common stock with par value of $0.01 per share. According to the preorganization subscription agreement dated August 18, 2006 with the director and initial stockholder, the Company issued 100 shares of common stock with par of $0.01 per share to the initial stockholder at $1.00 each. On January 31, 2007, the initial stockholder and the director effected several changes to the Company’s corporate structure by consent in lieu of a special meeting, and amended its Certificate of Incorporation as follows:

•	Increased the number of the authorized shares of the Company’s common stock from 3,000 to 25,000,000, with par value of $0.0001 per share;

•	Authorized 1,000,000 shares of preferred stock, with par value of $0.0001 per share; and

•	Provided that, absent a duly authorized amendment to the Certificate of Incorporation upon the consummation of a Business Combination, the Company will continue in existence only to November 8, 2009.

In addition to effecting the proceeding amendments to the Company’s Certificate of Incorporation, the Company also issued an additional 1,874,900 shares of common stock with par value of $0.0001 per share for $24,900 by unanimous written consent in lieu of a special meeting of the Board of Directors dated as of January 31, 2007.

At September 30, 2007, the Company had not yet commenced any operations. All activities through September 30, 2007 were related to the Company’s formation and the public offering described below in Note 9 (the “Offering”). The Company has selected December 31 as its fiscal year-end.

The Company’s management has broad discretion with respect to the specific application of the net proceeds from the Offering. Although substantially all of the net proceeds of the Offering are intended to be generally applied toward consummating a business combination with an operating business that has its principal operations located in China (“Business Combination”), there is no assurance that the Company will be able to successfully effect a Business Combination. Upon the closing of the Offering, $7.92 per

Unit of the proceeds from the Offering, net of all applicable discounts and commissions but inclusive of $0.28 per Unit in deferred underwriting compensation, and the proceeds from the sale of the Insider Warrants (as defined below) were deposited and held in a trust account for the benefit of the Company. The corpus of the Trust Account will be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act until the earlier of (i) the consummation of its first Business Combination and (ii) liquidation of the Company. The placing of funds in the Trust Account may not protect those funds from third party claims against the Company. Although the Company will seek to have all vendors, prospective target businesses or other entities it engages, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account, there is no guarantee that they will execute such agreements.

The Company’s executive officers and Dr. Jianming Yu, one of the Company’s directors, and certain entities controlled by these executive officers and Dr. Jianming Yu have agreed that they will be personally liable under certain circumstances to ensure that the proceeds in the Trust Account are not reduced by the claims of target businesses or vendors or other entities that are owed money by the Company for services rendered or contracted or for products sold to the Company. However, there can be no assurance that they will be able to satisfy those obligations. The remaining net proceeds (not held in the Trust Account) may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. Additionally, up to an aggregate of $1,350,000 of interest earned on the Trust Account balance, net of taxes, will be released to the Company to fund working capital requirements. The Company, after signing a definitive agreement for the acquisition of a target business, is required to submit such transaction for stockholder approval. In the event that stockholders owning 30% or more of the shares sold in the Offering vote against the Business Combination and exercise their conversion rights described below, the Business Combination will not be consummated. All of the Company’s stockholders prior to the Offering, including all of the officers and directors of the Company (“Initial Stockholders”), have agreed to vote their 1,875,000 founding shares of common stock in accordance with the vote of the majority in interest of all other stockholders of the Company (“Public Stockholders”) with respect to any Business Combination. After consummation of a Business Combination, these voting safeguards will no longer be applicable.

With respect to a Business Combination that is approved and consummated, any Public Stockholder who voted against the Business Combination may demand that the Company convert his or her shares. The per share conversion price will equal the amount in the Trust Account, calculated as of two business days prior to the consummation of the proposed Business Combination, divided by the number of shares of common stock held by Public Stockholders at the consummation of the Offering. Accordingly, Public Stockholders holding up to 29.99% of the aggregate number of shares owned by all Public Stockholders may seek conversion of their shares in the event of a Business Combination. Such Public Stockholders are entitled to receive their per share interest in the Trust Account computed without regard to the shares held by Initial Stockholders.

If the Company has not completed a Business Combination by November 8, 2009, its corporate existence will cease except for the purposes of winding up its affairs and it will liquidate. In the event of liquidation, it is likely that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the initial public offering price per share in the Offering (assuming no value is attributed to the Warrants contained in the Units offered in the Offering discussed in Note 9).

Summary of Significant Accounting Policies

Development stage company:

The Company complies with the reporting requirements of Statements of Financial Accounting Standards (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises.”

Net loss per common share:

The Company complies with accounting and disclosure requirements of SFAS No. 128, “Earnings Per Share.” Net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding for the period, except where the result would be antidilutive. Net loss per share of common stock, assuming dilution, reflects the maximum potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock and would then share in the net loss of the Company.

Concentration of credit risk:

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which at times exceeds the Federal depository insurance coverage of $100,000. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Fair value of financial instruments:

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under SFAS No. 107, “Disclosure About Fair Value of Financial Instruments,” approximates the carrying amounts represented in the balance sheet.

Use of estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Income taxes:

The Company complies with SFAS 109, “Accounting for Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

Effective January 1, 2007, the Company adopted the provisions of the Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”). There were no unrecognized tax benefits as of January 1, 2007 or September 30, 2007. FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at January 1, 2007 or September 30, 2007. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position. The adoption of the provisions of FIN 48 did not have a material impact on the Company’s financial position, results of operations and cash flows.

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

Note 3 – Deferred Offering Costs

Deferred offering costs consist principally of legal fees and other costs incurred through the balance sheet date that are directly related to the Offering described in Note 9 and that were charged to stockholders’ equity upon the receipt of the capital raised. The Company has incurred additional deferred offering costs subsequent to the balance sheet date.

The Company’s legal counsel has agreed to cap its legal fees at $350,000, provided that any excess fees shall be paid by the Company upon the completion of a Business Combination. Total legal fees payable included in deferred offering costs as of September 30, 2007 amount to $623,584.

Note 4 – Notes Payable to Stockholders

In December 2006, the Company issued a $50,000 unsecured promissory note to one of its Initial Stockholders, who is also an officer and director of the Company. Under the terms of the note, as amended, the Company may reduce the amount of the note payable by offsetting any funds advanced by the Company to third parties at the direction of the lender. The amount of the note payable has been reduced in this manner to $47,291 and $47,534 as of September 30, 2007 and December 31, 2006, respectively. At September 30, 2007, the note payable was non-interest bearing and was payable on the earlier of December 17, 2007 or the consummation of the Offering. Due to the short-term nature of the note, the fair value of the note approximates its carrying amount. In April 2007, the Company issued a $80,000 unsecured promissory note to 2020 International Capital Group Limited, the beneficial owner of a majority of the outstanding shares of stock of the Company at September 30, 2007. At September 30, 2007, the note payable was non-interest bearing and was payable on the earlier of April 5, 2008 or the consummation of the Offering. Due to the short-term nature of the note, the fair value of the note approximates its carrying amount.

On November 15, 2007, the holders of the $50,000 and $80,000 unsecured promissory notes and the Company agreed to extend the repayment date of the unsecured promissory notes to March 31, 2008.

Note 5 – Payable to Stockholder

A stockholder of the Company has advanced funds to settle certain deferred offering costs on behalf of the Company. The advances are non-interest bearing and are payable on demand. The Company owed the stockholder $11,728 on September 30, 2007.

Note 6 – Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. As of September 30, 2007, no preferred stock is issued or outstanding. The agreement with the underwriters prohibits the Company, prior to a Business Combination, from issuing preferred stock that participates in the proceeds of the Trust Account or that votes as a class with the Common Stock on a Business Combination.

Note 7 – Income Tax

The Company recorded a deferred income tax asset for the tax effect of net operating loss carryforwards and temporary differences, aggregating approximately $6,398 at September 30, 2007. In recognition of the uncertainty regarding the ultimate amount of income tax benefits to be derived, the Company has recorded a full valuation allowance at September 30, 2007. The effective tax rate differs from the statutory rate of 34% due to the increase in the valuation allowance.

Note 8 – Commitments

The Company presently occupies office space provided by a company owned by the Company’s Chairman of the Board, Chief Executive Officer and President. Such entity has agreed that, until the Company consummates a Business Combination, it will make such office space, as well as utilities, administrative, technology and secretarial services, available to the Company, as may be required by the Company from time to time. The Company has agreed to pay such entity $7,500 per month for such services commencing on November 8, 2007.

Pursuant to letter agreements between each of the Initial Stockholders, the Company and Morgan Joseph, upon consummation of the Offering, the Initial Stockholders waive their rights to receive distributions with respect to the 1,875,000 founding shares in the event the Company is liquidated in accordance with its Articles of Incorporation on November 8, 2009.

On November 15, 2007, Win Wide International, Ltd, a British Virgin Islands international business company (“Win Wide”), an entity in which George Lu, the Company’s Chairman, Chief Executive Officer and President, his spouse Yanmei May Yang and Jianming Yu, one of the Company’s directors, collectively own approximately 67% of the outstanding securities, and Surfmax Co-Investments II, LLC, a Delaware limited liability company in which Mr. Lu currently owns all of the outstanding securities, purchased privately from the Company a total of 2,265,000 warrants at $1.00 per warrant (for an aggregate purchase price of $2,265,000, the “Insider Warrants”). This purchase took place simultaneously with the consummation of the Offering. All of the proceeds received from this purchase were placed in the Trust Account. The Insider Warrants purchased are identical to the Warrants underlying the Units offered in the Offering except that the Insider Warrants may be exercisable, at the holder’s option, on a “cashless basis” so long as such securities are held by such Initial Holders or their affiliates. Additionally, such purchasers have agreed that the Insider Warrants will not be sold or transferred by them until after the Company has completed a Business Combination. If these warrants are exercised on a cashless basis, the holder of the insider warrants would pay the exercise price by surrendering his warrants for that number of shares of common stock equal to the quotient obtained by dividing (x) the product of the number of shares of common stock underlying the warrants, multiplied by the difference between the exercise price of the warrants and the “fair market value” (defined below) by (y) the fair market value. The “fair market value” shall mean the average reported last sale price of the common stock for the 10 trading days ending on the third trading day prior to the date on which the notice of redemption is sent to holders of warrants.

The Company has determined that the purchase price of $1.00 per Insider Warrant is above the average trading price for warrants of similarly structured blank check companies. Accordingly, the Company believes that the purchase price of the Insider Warrants is greater than the fair value of the warrants included in the units and, therefore, the Company did not record compensation expense on the Insider Warrants.

The Initial Stockholders are entitled to registration rights with respect to their founding shares pursuant to an agreement signed on November 8, 2007. The holders of the majority of these shares are entitled to make up to two demands that the Company register these shares at any time after these shares are released from escrow six months following the consummation of Business Combination. In addition, the Initial Stockholders have certain “piggy-back” registration rights on registration statements filed subsequent to November 8, 2010.

Note 9 – Subsequent Events

On November 15, 2007, the Company consummated the sale of 7,500,000 units (“Units”) at a price of $8.00 per Unit in the Offering. Each Unit consists of one share of the Company’s common stock, $0.0001 par value, and one redeemable common stock purchase warrant (“Warrants”). Each Warrant entitles the holder to purchase from the Company one share of common stock at an exercise price of $5.25 commencing on the later of (i) November 8, 2008 or (ii) the completion of a Business Combination with a target business, and expires on November 8, 2011. The Warrants are redeemable at a price of $0.01 per Warrant upon 30 days prior notice after the Warrants become exercisable, only in the event that the last sale price of the common stock is at least $11.50 per share for any 20 trading days within a 30 trading day period ending on the third business day prior to the date on which notice of redemption is given. In accordance with the warrant agreement relating to the Warrants sold and issued in the Offering, the Company is only required to use its best efforts to maintain the effectiveness of the registration statement covering the Warrants. The Company will not be obligated to deliver securities, and there are no contractual penalties for failure to deliver securities, if a registration statement is not effective at the time of exercise. Additionally, in the event that a registration is not effective at the time of exercise, the holder of such Warrants shall not be entitled to exercise such Warrants and in no event (whether in the case of a registration statement not being effective or otherwise) will the Company be required to net cash settle the warrant exercise. Consequently, the Warrants may expire unexercised and unredeemed. The Company has determined that the warrants should be classified in stockholders’ equity upon their issuance in accordance with the guidance of EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.

The Company paid the underwriters in the Offering an underwriting discount of 3.5% of the gross proceeds of the Offering. The underwriters have agreed that an additional 3.5% of the underwriting discount will not be payable unless and until the Company completes a Business Combination and have waived their right to receive such payment upon the Company’s liquidation if it is unable to complete a Business Combination. The Company has also issued a unit purchase option for $100 to Morgan Joseph to purchase 550,000 Units at an exercise price of $10.00 per Unit. The Units issuable upon exercise of this option are identical to the Units offered in the Offering. The Company accounted for the fair value of the unit purchase option, inclusive of the receipt of the $100 cash payment, as an expense of the Offering resulting in a charge directly to stockholders’ equity. The Company estimates that the fair value of this unit purchase option is approximately $1,657,226 ($3.01 per Unit) using a Black-Scholes option-pricing model. The fair value of the unit purchase option granted to the underwriter is estimated as of the date of grant using the following assumptions: (1) expected volatility of 45.46%, (2) risk-free interest rate of 3.67%, and (3) expected life of 5 years. The unit purchase option may be exercised for cash or on a “cashless” basis, at the holder’s option, such that the holder may use the appreciated value of the unit purchase option (the difference between the exercise prices of the unit purchase option and the underlying Warrants and the market price of the Units and underlying securities) to exercise the unit purchase option without the payment of any cash. The Company will have no obligation to net cash settle the exercise of the unit purchase option or the Warrants underlying the unit purchase option. If the holder is unable to exercise the unit purchase option or underlying Warrants, the unit purchase option or Warrants, as applicable, will expire worthless.

On November 15, 2007, the Company consummated the private placement of Insider Warrants to Win Wide and Surfmax Co-Investments II, LLC described in Note 8 above and received gross proceeds of $2,265,000.

On November 26, 2007, the underwriters of the Offering exercised their over-allotment option to the extent of 1,125,000 Units. The 8,625,000 Units sold in the Offering, including the 1,125,000 Units subject to the over-allotment option, were sold at an offering price of $8.00 per Unit, generating gross proceeds of $69,000,000. $68,090,685, including $2,265,000 of proceeds from the previously-announced private placement of the Insider Warrants to entities affiliated with the management team, has been placed in the Trust Account.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our Condensed Financial Statements and footnotes thereto contained in this report.

Forward Looking Statements

All statements other than statements of historical fact included in this Form 10-Q including, without limitation, statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and the plans and objectives of management for future operations, are “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. When used in this Form 10-Q, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or our management, identify forward looking statements. Such forward looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those contemplated by the forward looking statements as a result of certain factors detailed in our filings with the Securities and Exchange Commission. All subsequent written or oral forward looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

Overview

We are a public acquisition company, formed on August 21, 2006, to complete a business combination with an operating business that either: (1) is located in China, (2) has its principal operations located in China, or, (3) in the view of the Board of Directors of the Company, would benefit from establishing operations in China. Our efforts to identify a prospective target business will not be limited to a particular industry. We intend to effect a business combination using cash from the proceeds of our recently completed initial public offering and the private placements of the sponsors’ warrants, our capital stock, debt or a combination of cash, stock and debt. On November 15, 2007, we completed our initial public offering of 8,625,000 Units (including 1,125,000 Units pursuant to the underwriters’ over-allotment option sold on November 26, 2007) at a price of $8 per unit. We received net proceeds of approximately $68.4 million from our Offering.

Pursuant to a warrant purchase agreement dated November 8, 2007, certain of the Initial Stockholders and their affiliates have purchased from the Company, in the aggregate, 2,265,000 Insider Warrants for $2,265,000. The purchase and issuance of the Insider Warrants in a private placement occurred simultaneously with the consummation of the Offering. All of the proceeds we received from these purchases were placed in the Trust Account.

For a description of the proceeds generated in our initial public offering and a discussion of the use of such proceeds, we refer you to Notes 8 and 9 of the unaudited condensed financial statements included in Part I, Item I of this Quarterly Report on Form 10-Q and Part II, Item 2 of this Quarterly Report on Form 10-Q.

Results of Operations and Known Trends or Future Events

For the three months ended September 30, 2007 and for the period from August 21, 2006 (inception) through September 30, 2006, we had a net loss of $3,675 and $3,825, respectively. We incurred costs of $694,539 with regard to the Offering which were classified as deferred offering costs on our balance sheet at September 30, 2007.

Our entire activity from August 21, 2007 (inception) through September 30, 2007 has been to prepare for our initial public offering. Over that period, we had a net loss of $18,818. We believe that we have sufficient funds available to complete our efforts to effect a Business Combination with an operating business within the required 24 months from the Effective Date.

Liquidity and Capital Resources

As of September 30, 2007, we had cash of $54,550, compared to $9,988 at December 31, 2006. Until the initial public offering, as described above, our only source of liquidity was two loans made by two stockholders. As of September 30, 2007, we owed these two stockholders $127,291. Our liabilities were all related to costs associated with the Offering. On November 15, 2007, the holders of the unsecured promissory notes and the Company agreed to extend the repayment date of the unsecured promissory notes to March 31, 2008.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities that would be considered off-balance sheet arrangements.

Contractual Obligations

The Company does not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

Critical Accounting Policies

The Company’s significant accounting policies are more fully described in Note 2 to the condensed financial statements. However certain accounting policies are particularly important to the portrayal of financial position and results of operations and require the application of significant judgments by management. As a result, the condensed financial statements are subject to an inherent degree of uncertainty. In applying those policies, management used its judgment to determine the appropriate assumptions to be used in determination of certain estimates. These estimates are based on the Company’s historical experience, terms of existing contracts, observance of trends in the industry and information available from outside sources, as appropriate.

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk.

As of September 30, 2007, our efforts were limited to organizational activities and activities relating to our initial public offering; we had neither engaged in any operations nor generated any revenues.

Market risk is a broad term for the risk of economic loss due to adverse changes in the fair value of a financial instrument. These changes may be the result of various factors, including interest rates, foreign exchange rates, commodity prices and equity prices. Approximately $68 million of the net IPO proceeds (which includes $2.1 million of the proceeds attributable to the underwriters’ deferred discount from the IPO) has been placed in a trust account at LaSalle Bank, N.A. at November 21, 2007, with the Continental Stock Transfer & Trust Company as trustee. As of December 17, 2007, the balance of the trust account was $68,182,942. The proceeds held in trust have only been invested in U.S. government securities having a maturity of 180 days or less or in money market funds that invest principally in either short-term securities issued or guaranteed by the United States having the highest rating from a recognized credit rating agency or tax exempt municipal bonds issued by governmental entities located within the United States or otherwise meeting the conditions under Rule 2a-7 under the Investment Company Act. Thus, we are currently subject to market risk primarily through the effect of changes in interest rates on short-term government securities and other highly rated money-market instruments.

As of December 17, 2007, the effective annualized interest rate payable on our investment was approximately 4.28%. Assuming no other changes to our holdings as of December 17, 2007, a 1% decrease in the underlying interest rate payable on our investment as of December 17, 2007 would result in a decrease of approximately $168,122 in the interest earned on our investment for the following 90-day period, and a corresponding decrease in our net increase in stockholders’ equity resulting from operations, if any, for that period. We do not believe that the effect of other changes, such as foreign exchange rates, commodity prices or equity prices currently pose significant market risk for us.

We have not engaged in any hedging activities since our inception. We do not currently expect to engage in any hedging activities.

ITEM 4T.	Controls and Procedures.

Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our principal executive officer and principal financial and accounting officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of the end of the period covered by this report.

There were no changes in our internal controls over financial reporting in connection with the evaluation required by Rule 13-a(15(d) under the Exchange Act that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, and our principal executive officer and our principal financial officer have concluded that these controls and procedures are effective at the reasonable assurance level.

PART II – OTHER INFORMATION

ITEM 1.	Legal Proceedings.

None.

ITEM 1A.	Risk Factors.

Factors that could cause our actual results to differ materially from those in this report are any of the risks described in our prospectus dated November 8, 2007 filed with the SEC. Any of the factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

As of December 17, 2007, there have been no material changes to the risk factors disclosed in our prospectus dated November 8, 2007 filed with the SEC.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

We did not sell any unregistered equity securities during the quarter ended September 30, 2007. On November 15, 2007, we issued warrants to purchase 2,265,000 shares of our common stock at $5.25 per share in a private placement to entities controlled by our directors and officers for $2,265,000. The warrants sold were exempt from registration under rules promulgated by the SEC under Section 4(2) of the Securities Act of 1933, as amended. See Notes 8 and 9 to our financial statements for a description of the offering and the use of the proceeds received in the offering.

ITEM 3.	Defaults Upon Senior Securities.

None.

ITEM 4.	Submission of Matters to a Vote of Security Holders.

None.

ITEM 5.	Other Information.

None.

ITEM 6.	Exhibits.

(a) Exhibits:

31.1 - Section 302 Certification by Chief Executive Officer and President

31.2 - Section 302 Certification by Chief Financial Officer and Treasurer

32.1 - Section 906 Certification by Chief Executive Officer and President

32.2 - Section 906 Certification by Chief Financial Officer and Treasurer

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

2020 ChinaCap Acquirco, Inc.

Dated: December 18, 2007	By:	/s/ G. George Lu
G. George Lu Chairman, Chief Executive Officer and President (Principal Executive Officer)

	By:	/s/ Louis F. Koo
Louis F. Koo Vice Chairman, Chief Financial Officer and Treasurer (Principal Accounting Officer)

EXHIBIT INDEX

EXHIBIT NO.
31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.