Form 10-K
period 2007-12-31
2020 ChinaCap Acquirco, Inc.
filed 2008-04-15
CIK 1396016

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-33799

2020 CHINACAP ACQUIRCO, INC.

(Exact name of registrant as specified in its charter)

Delaware	20-5500605
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o Surfmax Corporation
221 Boston Post Road East, Suite 410 Malborough, Massachusetts	01752
(Address of principal executive offices)	(Zip Code)

(508) 624-4948

Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $.0001 per share	American Stock Exchange
Common Stock Purchase Warrants	American Stock Exchange
Units consisting of one share of Common Stock and one Warrant	American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained here, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K  ☒

Indicate by check mark whether the registrant is large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of March 31, 2008, 10,500,000 shares of the registrant’s common stock, par value $0.0001 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the Registrant’s Proxy Statement for the 2008 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

2020 CHINACAP ACQUIRCO, INC.

2007 ANNUAL REPORT ON FORM 10-K

PART I

FORWARD-LOOKING INFORMATION

This Annual Report on Form 10-K and certain information incorporated herein by reference contain “forward-looking statements” within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. All statements contained in this Annual Report on Form 10-K other than statements of historical fact are “forward-looking statements” for purposes of these provisions, including any statements of plans and objectives for future operations and any statement of assumptions underlying any of the foregoing. Statements that include the use of terminology such as “may,” “will,” “expects,” “believes,” “plans,” “estimates,” “potential,” or “continue,” or the negative thereof or other comparable terminology are forward-looking statements.

These forward-looking statements involve known and unknown risks and uncertainties. Our actual results may differ materially from those projected or assumed in such forward-looking statements. Among the factors that could cause actual results to differ materially are our being a development stage company with no operating history, our dependence on key personnel some of whom may join us following a business combination, our personnel allocating their time to other businesses and potentially having conflicts of interest with our business, our potential inability to obtain additional financing to complete a business combination, the ownership of our securities being concentrated, and the factors detailed under the heading “Risk Factors” in Item 1A of this Annual Report on Form 10-K. All forward-looking statements and risk factors included in this document are made as of the date hereof, based on information available to us as of the date hereof, and we assume no obligation to update any forward-looking statement or risk factor.

ITEM 1.	BUSINESS

General

We are a public acquisition company, formed on August 21, 2006, to complete a business combination with an operating business that either: (1) is located in China, (2) has its principal operations located in China, or, (3) in the view of the Board of Directors of the Company, would benefit from establishing operations in China. Our efforts to identify a prospective target business will not be limited to a particular industry. We intend to effect a business combination using cash from the proceeds of our recently completed initial public offering and the private placements of the sponsors’ warrants, our capital stock, debt or a combination of cash, stock and debt. On November 15, 2007, we completed our initial public offering of 8,625,000 Units (including 1,125,000 Units pursuant to the underwriters’ over-allotment option sold on November 26, 2007) at a price of $8 per unit. We received net proceeds of approximately $68.4 million from our Offering, and deposited approximately $68.1 million into a trust account.

We believe that China represents a favorable environment both for making acquisitions and operating a target business for several reasons, including, among other things, the existence of a prolonged economic expansion within China, with real gross domestic product growth of approximately 10.4%, 11.1% and 11.5% for 2005, 2006 and 2007, respectively (according to the International Monetary Fund’s Report on World Economic Outlook, dated October 2007), attractive valuations for target businesses within China, increased government focus within China on privatizing assets, improving foreign trade and encouraging business and economic activity, and access to a highly trained and educated workforce, as well as favorable labor rates and efficient, low-cost manufacturing capabilities. According to the Economist Intelligence Unit, by the year 2020, China will have achieved purchasing power parity with the US, will have Gross Domestic Product at a level equal to that of the US and of the European Union and will match the US as the largest consumer market in the world. According to the 2008 World Fact Book, in 2007 China was the second largest economy in the world on a purchasing power parity basis after the US. Given these trends, we believe there are leading Chinese companies well-positioned to transform into global business leaders between now and the year 2020, which may include both currently profitable companies and companies which are currently operating at a loss but which we believe have the potential to become profitable.

Our initial business combination must be with a target business whose fair market value is equal to at least 80% of our net assets at the time of the acquisition (all of our assets, including the funds held in the trust account other than the deferred underwriting discount, less our liabilities) although this may entail simultaneous business combinations of multiple operating businesses. The fair market value of the target will be determined by our board of directors based upon standards generally accepted by the financial community, such as actual and potential sales, earnings, cash flow and book value, where appropriate. If our board is not able to independently determine that the target business has a sufficient fair market value, we will obtain an opinion from an unaffiliated, independent investment banking firm with respect to the satisfaction of such criteria. Since any opinion, if obtained, would merely state that fair market value meets the 80% of net assets threshold, it is not anticipated that copies of such opinion would be distributed to our stockholders in the related proxy statement, although copies will be provided to stockholders who request it. We will not be required to obtain an opinion from an investment banking firm as to the fair market value if our board of directors independently determines that the fair market value of the target business meets the 80% threshold. To reduce potential conflicts of interest, we will not consummate a business combination with an entity that is affiliated with any member of our board of directors, management or initial stockholders unless we obtain an opinion from an independent investment banking firm that the business combination is fair to our stockholders from a financial point of view. In the event that we obtain such opinion, we will file it as an exhibit to any proxy statement filed with the Securities and Exchange Commission in connection with our business combination. If we decide to simultaneously complete business combinations with multiple businesses and such businesses are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other business combinations, which may make it more difficult for us, and delay our ability to, complete a qualifying business combination. With multiple business combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent integration of the operations and services or products of the combined companies into a single operating business. If we acquire less than 100% of one or more target businesses in our initial business combination, the aggregate fair market value of the portion or portions we acquire must equal at least 80% of the balance in the trust account (excluding deferred underwriting discounts and our liabilities as described above) at the time of such initial business combination. The fair market value of a portion of a target business will be calculated by multiplying the fair market value of the entire business by the percentage of the target business we acquire. Except in connection with a reverse merger or other transaction in which we issue a substantial number of new shares to acquire a target where our stockholders immediately prior to the transaction may own less than a majority of our shares subsequent to the transaction, we will only consummate a business combination in which we acquire majority voting control of the target. The key factors that we will rely on in determining majority voting control would be our acquisition of at least 51% of the voting equity interests of the target company and control of the majority of any governing body of the target company. We will not consider any transaction that does not meet such criteria. The target business with which we complete a business combination may have a fair market value substantially in excess of 80% of our net assets. In order to consummate a business combination, we may use the proceeds held in the trust account, issue a significant amount of our debt or equity securities to the sellers of the target business and/or seek to raise additional funds through a private offering of debt or equity securities. There are no limitations on our ability to incur debt or issue securities in order to consummate a business combination. Since we have no specific business combination under consideration, we have not entered into any such fundraising arrangement and have no current plan to do so.

Competition

In identifying, evaluating and selecting a target business, we may encounter intense competition from other entities having a business objective similar to ours. Additionally, we may be subject to competition from entities other than public acquisition companies having a business objective similar to ours, including venture capital firms, leverage buyout firms and operating businesses looking to expand their operations through the acquisition of a target business. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than us and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe that with the current amount of funds in the trust account there may be numerous potential target businesses with which we could complete a business combination, our ability to compete in completing a business combination with certain sizable target businesses will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the business combination of a target business. Further, the following may not be viewed favorably by certain target businesses:

¡	our obligation to seek stockholder approval of a business combination may delay the completion of a transaction;

¡

our obligation to convert shares of common stock held by our public stockholders into cash to such holders that both vote against the business combination and exercise their conversion rights may reduce the resources available to us for a business combination; and

¡	our outstanding warrants and option, and the potential future dilution they represent.

Any of these factors may place us at a competitive disadvantage in successfully negotiating a business combination. Our management believes, however, that our status as a public entity and potential access to the US public equity markets may give us a competitive advantage over privately-held entities having a similar business objective as ours in completing a business combination with a target business with significant growth potential on favorable terms. If we succeed in effecting a business combination, there will be, in all likelihood, intense competition from competitors of the target business. We cannot assure you that, subsequent to a business combination, we will have the resources or ability to compete effectively.

Facilities

We maintain our principal executive offices at 221 Boston Post Road East, Suite 410, Marlborough, MA 01752. The cost for this space is included in the $7,500 per-month fee Surfmax Corporation, an investment management company wholly owned by our Chairman, charges us for office space, utilities, and administrative services, including technology and secretarial support, pursuant to a letter agreement between us and Surfmax Corporation. We believe, based on rents and fees for similar services in the Marlborough metropolitan area, that the fee charged by Surfmax Corporation is at least as favorable as we could have obtained from an unaffiliated person. We consider our current office space, combined with the other office space otherwise available to our executive officers, adequate for our current operations.

Employees

We have three executive officers. We do not have employment agreements with any of these individuals and they are not obligated to devote any specific number of hours to our matters and intend to devote only as much time as each deems necessary to our affairs.

Periodic Reporting and Audited Financial Statements

We have registered our securities under the Securities Exchange Act of 1934, as amended, and have reporting obligations, including the requirement to file annual and quarterly reports with the Securities and Exchange Commission. In accordance with the requirements of the Exchange Act, our annual reports contain financial statements audited by our independent registered public accounting firm. To date, we have filed a quarterly report on Form 10-Q covering the quarterly period ended September 30, 2007.

We will not complete a business combination with a target business if audited financial statements cannot be obtained for the target business. Additionally, we will provide stockholders with audited financial statements of the prospective target business as part of the proxy solicitation materials sent to stockholders to assist them in assessing the target business. In all likelihood, these financial statements will need to be prepared in accordance with, or reconciled to, US generally accepted accounting principles. We cannot assure you that any particular target business identified by us as a potential business combination candidate will have financial statements that are prepared in accordance with, or which can be reconciled to, US generally accepted accounting principles or that the potential target business will be able to prepare its financial statements in accordance with US generally accepted accounting principles. To the extent that this requirement cannot be met, we may not be able to complete a business combination with the proposed target business. While this may limit the pool of potential business combination candidates, we do not believe that this limitation will be material.

Legal Proceedings

We are not involved in any legal proceeding that have had or may have a significant effect on our business, financial positions, results of operations or liquidity, nor are we aware of any proceedings that are pending or threatened to which any of our directors or officers are a party or which may have a significant effect on our business, financial position, results of operations or liquidity.

ITEM 1A.	RISK FACTORS

In addition to the other information included in this report, you should also consider the following risk factors in evaluating our prospects.

Risks Related to Our Business

We are a development stage company with no operating history and, accordingly, you will not have any basis on which to evaluate our ability to achieve our business objective.

We are a recently incorporated development stage company with no operating results to date. Since we do not have any operating history, you will have no basis upon which to evaluate our ability to achieve our business objective, which is to complete a business combination with an operating business. We will not generate any revenues until, at the earliest, after the consummation of a business combination. We cannot assure you as to when or if a business combination will occur in the time permitted by our certificate of incorporation.

If we are forced to liquidate before a business combination and distribute the trust account, our public stockholders will receive less than $8.00 per share and our warrants will expire worthless.

If we are unable to complete a business combination and are forced to liquidate our assets, the per-share liquidation distribution to our public shareholders will be less than the initial offering price of $8.00 for the units. The per share liquidation value will be reduced from the initial $8.00 amount by the expenses of our public offering, our general and administrative expenses and the anticipated costs of seeking a business combination. The per share liquidation value will be $7.92 per share, plus interest earned thereon (net of amounts released to us of up to $1,350,000 and net of taxes payable thereon). This amount includes the net proceeds of our offering and the private placement of the founding director warrants. It also includes $2,100,000 ($0.28 per share) of deferred underwriting discounts and commissions which are only payable to the underwriters if we consummate a business combination. We will pay, or reserve for payment, from funds not held in trust, our liabilities and obligations. In addition our executive officers, one of our directors and certain entities they control have agreed to indemnify us under certain circumstances for such liabilities and obligations to the extent necessary to insure that the proceeds in the trust account are not reduced by the claims of target businesses or the claims of vendors or other entities that are owed money by us for services rendered or contracted for or products sold to us. However, if we fail to maintain a sufficient reserve for liabilities and our indemnifying officers, directors and entities they control cannot satisfy indemnification claims, we cannot assure you that stockholders will not be liable for such amounts to creditors to the extent of funds distributed by us to our stockholders. Furthermore, there will be no distribution with respect to our outstanding warrants which will expire worthless if we liquidate before the completion of a business combination.

If the net proceeds not placed in trust together with the interest we may draw from the trust account are insufficient to allow us to operate for at least 24 months, we may be unable to complete a business combination.

We believe that the funds available to us outside of the trust account, including the up to $1,350,000 we may draw in interest, net of taxes, from the trust account, will be sufficient to allow us to operate for at least 24 months, assuming that a business combination is not consummated during that time. However, we cannot assure you that our estimates will be accurate. We could use a portion of the funds not placed in trust to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds not placed in trust as a down payment or to fund a “no-shop” provision (a provision in letters of intent designed to keep target businesses from “shopping” around for transactions with other companies on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business.

We will depend on interest earned on the trust account to fund our search for a target business or businesses and to complete our initial business combination.

Of the net proceeds of our public offering, only approximately $150,000 was available to us initially outside of the trust account to fund our working capital requirements. We therefore will depend on sufficient interest being earned on the proceeds held in the trust account to provide us with the additional working capital we will need to identify one or more target businesses and to complete our initial business combination. While we are entitled to have released to us for such purposes interest income of up to a maximum of $1,350,000, net of taxes, a substantial decline in interest rates may result in our having insufficient funds available with which to structure, negotiate or close an initial business combination. In such event, we would need to borrow funds from our initial stockholders or others to operate or may be forced to liquidate.

You will not be entitled to protections normally afforded to investors of “blank check” companies.

Since the net proceeds of our public offering are intended to be used to complete a business combination with a target business that has not been identified, we may be deemed to be a “blank check” company under the US securities laws. However, since we have net tangible assets in excess of $5,000,000, we are exempt from rules promulgated by the SEC to protect investors of blank check companies such as Rule 419. Accordingly, stockholders will not be afforded the benefits or protections of those rules. Because we are not subject to Rule 419, our units became immediately tradable and we have a longer period of time to complete a business combination than we would if we were subject to such rule.

Because there are numerous companies with a business plan similar to ours seeking to effectuate a business combination, it may be more difficult for us to do so.

Based upon publicly available information, we have identified many similarly structured public acquisition companies that have gone public since August 2003. Of these companies, only a limited number of companies have consummated a business combination. This may be an indication that there are only a limited number of attractive targets available to such entities or that many targets are not inclined to enter into a transaction with a public acquisition company, and therefore we also may not be able to consummate a business combination within the prescribed time period. If we are unable to consummate a business combination within the prescribed time period, our purpose will be limited to dissolving, liquidating and winding up.

If third parties bring claims against us, the proceeds held in trust could be reduced in which case the per-share liquidation price received by stockholders would be less than $7.92 per share.

Our placing of funds in trust may not protect those funds from third party claims against us. Although we will seek to have all vendors and service providers we engage and prospective target businesses we negotiate with execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, there is no guarantee that they will execute such agreements. Nor is there any guarantee that, even if such entities execute such agreements with us, they will not seek recourse against the trust account. A court could also conclude that such agreements are not legally enforceable. Accordingly, the proceeds held in trust could be subject to claims that could take priority over those of our public stockholders, and we cannot assure you that the per-share distribution from the trust account, if we liquidate, will not be less than $7.92, plus interest, (net of (1) any taxes due on such interest income, which taxes, if any, shall be paid from the trust account and (2) up to $1,350,000 of interest income from the trust account, net of taxes, that may have been released to us to fund working capital requirements), due to such claims. If we are unable to complete a business combination and are forced to liquidate, our executive officers, one of our directors and certain entities they control have jointly and severally agreed to reimburse us for our debts to vendors, or to any prospective target business, if we do not obtain a valid and enforceable waiver from that vendor or prospective target business of its rights or claims to the trust account and only to the extent necessary to ensure that such claims do not reduce the amount in the trust account. Based on the information provided to us in the director and officer questionnaires in connection with this report as well as the representations as to their accredited investor status (as such term is defined in Regulation D), we currently believe that such persons are of substantial means and capable of funding their indemnity obligations, even though we have not asked them to reserve for such an eventuality. However, we cannot assure you that our indemnifying executive officers, director, and the entities they control will be able to satisfy those obligations. In addition, our indemnifying executive officers, director, and the entities they control have not agreed to reimburse us for any debts or obligations to vendors other than service fees (and related disbursements) or product purchase prices such as those relating to a potential tort claim. We believe the likelihood of our indemnifying executive officers, director, and the entities they control having to indemnify the trust account is limited because we intend to have all vendors and prospective target businesses as well as other entities execute agreements with us waiving any right, title, interest or claims of any kind in or to monies held in the trust account. In the event that we liquidate and it is subsequently determined that our reserve for claims and liabilities to third parties is insufficient, stockholders who received funds from our trust account could be liable for up to such amounts to creditors. Additionally, if we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, we cannot assure you we will be able to return to our public stockholders at least $7.92 per share.

Our stockholders may be held liable for claims by third parties against us to the extent of distributions received by them.

Our second amended and restated certificate of incorporation provides that we will continue in existence only until 24 months from the date of the prospectus of our public offering. If we have not completed a business combination by such date and amended this provision in connection thereto, pursuant to the Delaware General Corporation Law, our corporate existence will cease except for the purposes of winding up our affairs and liquidating. Under Sections 280 through 282 of the Delaware General Corporation Law, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. If the corporation complies with certain procedures set forth in Section 280 of the Delaware General Corporation Law intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. However, it is our intention to make liquidating distributions to our stockholders as soon as reasonably possible after the expiration of the 24 month period and, therefore, we do not intend to comply with those procedures. Because we will not be complying with those procedures, we are required, pursuant to Section 281 of the Delaware General Corporation Law, to adopt a plan that will provide for our payment, based on facts known to us at such time, of (i) all existing claims, (ii) all pending claims and (iii) all claims that may be potentially brought against us within the subsequent 10 years. Accordingly, we would be required to provide for any creditors known to us at that time or those that we believe could be potentially brought against us within the subsequent 10 years prior to distributing the funds held in the trust to stockholders. We cannot assure you that we will properly assess all claims that may be potentially brought against us. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date. Accordingly, we cannot assure you that third parties will not seek to recover from our stockholders amounts owed to them by us.

If we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover all amounts received by our stockholders. Furthermore, because we intend to distribute the proceeds held in the trust account to our public stockholders promptly after November 8, 2009, this may be viewed or interpreted as giving preference to our public stockholders over any potential creditors with respect to access to or distributions from our assets. Furthermore, our board may be viewed as having breached their fiduciary duties to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

An effective registration statement may not be in place when investors desire to exercise warrants, thus precluding investors from being able to exercise their warrants and causing such warrants to be practically worthless.

No warrant held by our public stockholders will be exercisable and we will not be obligated to issue shares of common stock unless at the time a holder seeks to exercise such warrant, a prospectus relating to the common stock issuable upon exercise of the warrant is current and the common stock has been registered or qualified or deemed to be exempt under the securities laws of the state of residence of the holder of the warrants. Under the terms of the warrant agreement, we have a contractual obligation to use our best efforts to meet these conditions and to maintain a current prospectus relating to the common stock issuable upon exercise of the warrants until the expiration of the warrants. We intend to comply with this obligation, but we cannot assure you that we will be able to do so, and if we do not maintain a current prospectus related to the common stock issuable upon exercise of the warrants, holders will be unable to exercise their warrants and we will not be required to settle any such warrant exercise, whether by net cash settlement or otherwise. If the prospectus relating to the common stock issuable upon the exercise of the warrants is not current or if the common stock is not qualified or exempt from qualification in the jurisdictions in which the holders of the warrants reside, the value of the warrants held by our public stockholders may be greatly reduced, the market for such warrants may be limited and such warrants may expire worthless. In such event, holders who acquired their warrants as part of a purchase of units will have paid the full unit purchase price solely for the shares underlying the units. Even if the prospectus relating to the common stock issuable upon exercise of the warrants is not current, the insider warrants may be exercisable for unregistered shares of common stock.

We cannot guarantee that we will be able to register the shares underlying the warrants under the applicable state securities laws, in which case the holders of such securities may not be able to exercise them.

No warrants will be exercisable and we will not be obligated to issue shares of common stock unless the common stock issuable upon such exercise has been registered or qualified or deemed to be exempt under the securities laws of the state of residence of the holder of the warrants. Because the exemptions from qualification in certain states for resales of warrants and for issuances of common stock by the issuer upon exercise of a warrant may be different, a warrant may be held by a holder in a state where an exemption is not available for issuance of common stock upon an exercise and the holder will be precluded from exercise of the warrant. At the time that the warrants become exercisable (following our completion of a business combination), we expect to either continue to be listed on the American Stock Exchange (or become listed on another national securities exchange which would provide an exemption from registration in every state), or we would register the warrants in every state (or seek another exemption from registration in such states). Accordingly, we believe holders in every state will be able to exercise their warrants as long as our prospectus relating to the common stock issuable upon exercise of the warrants is current. However, we cannot assure you of this fact. As a result, the value of the warrants may be greatly reduced, the market for the warrants may be limited and the holders of warrants may not be able to exercise their warrants prior to their expiration if the common stock issuable upon such exercise is not qualified or exempt from qualification in the jurisdictions in which the holders of the warrants reside. If the warrants expire unexercised, holders who acquired their warrants as part of a purchase of units will have paid the full unit purchase price solely for the shares underlying the units. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to qualify the underlying securities for sale under all applicable state securities laws.

Since we have not yet selected a particular industry or target business with which to complete a business combination, we are unable to currently ascertain the merits or risks of the industry or business in which we may ultimately operate.

We may consummate a business combination with a company in any industry we choose and are not limited to any particular industry or type of business. Accordingly, there is no current basis for you to evaluate the possible merits or risks of the particular industry in which we may ultimately operate or the target business with which we may ultimately complete a business combination. To the extent we complete a business combination with a financially unstable company or an entity in its development stage, we may be affected by numerous risks inherent in the business operations of those entities. If we complete a business combination with an entity in an industry characterized by a high level of risk, we may be affected by the currently unascertainable risks of that industry. For example, if we complete a business combination with a business in a regulated industry, we may be subject to various regulatory risks associated with that industry. Although our management will endeavor to evaluate the risks inherent in a particular industry or target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors. We also cannot assure you that an investment in our stocks, warrants, or units will not ultimately prove to be less favorable to our shareholders than a direct investment, if an opportunity were available, in a target business.

We may issue shares of our capital stock or debt securities to complete a business combination, which would reduce the equity interest of our stockholders and likely cause a change in control of our ownership.

Our second amended and restated certificate of incorporation authorizes the issuance of up to 25,000,000 shares of common stock, par value $.0001 per share, and 1,000,000 shares of preferred stock, par value $.0001 per share. There are 3,060,000 authorized but unissued shares of our common stock available for issuance (after appropriate reservation for the issuance of the shares upon full exercise of our outstanding warrants and the unit purchase option granted to the underwriter) and all of the 1,000,000 shares of preferred stock are available for issuance. Although we have no current commitment to issue additional securities, we are likely to issue a substantial number of additional shares of our common or preferred stock, or a combination of common and preferred stock, to complete a business combination. The issuance of additional shares of our common stock or any number of shares of our preferred stock:

•	may significantly reduce the equity interest of our stockholders;

•	may subordinate the rights of holders of common stock if we issue preferred stock with rights senior to those afforded to our common stock;

•

will likely cause a change in control if a substantial number of our shares of common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors; and

•	may adversely affect prevailing market prices for our common stock.

Similarly, if we issue debt securities, it could result in:

•	default and foreclosure on our assets if our operating revenues after a business combination are insufficient to repay our debt obligations;

•

acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

•	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;

•	covenants that limit our ability to acquire capital assets or make additional acquisitions; and

•	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding.

Our ability to successfully effect a business combination and to be successful thereafter will be totally dependent upon the efforts of our key personnel, some of whom may join us following a business combination.

Our ability to successfully effect a business combination is dependent upon the efforts of our key personnel. The future role of our key personnel in the target business, however, cannot presently be ascertained. Although some of our key personnel such as George Lu, Louis Koo and Yuxiao Zhang, three of our officers and directors, may remain with the target business in senior management or advisory positions following a business combination, we do not have employment agreements with any of these individuals, and therefore they are not required to remain with us following a business combination. Furthermore, it is likely that some or all of the management of the target business will remain in place. While we intend to closely scrutinize any individuals we engage after a business combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a public company, which could cause us to have to expend time and resources helping them become familiar with such requirements. This could be expensive and time-consuming and could lead to various regulatory issues which may adversely affect our operations.

Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular business combination. These agreements may provide for them to receive compensation following a business combination and as a result, may cause them to have conflicts of interest in determining whether a particular business combination is the most advantageous to us.

Our key personnel will be able to remain with the company after the consummation of a business combination only if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to the company after the consummation of the business combination. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business, potentially resulting in their making a recommendation for a business combination that is less advantageous to us and our stockholders than other available alternatives. However, we believe the ability of such individuals to remain with the company after the consummation of a business combination will not be the determining factor in our decision as to whether or not we will proceed with any potential business combination.

Our officers and directors will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs, which could negatively affect our ability to consummate a business combination.

Our officers and directors are not required to commit their full time to our affairs, which could create a conflict of interest when allocating their time between our operations and their other commitments. We do not intend to have any full time employees prior to the consummation of a business combination. All of our executive officers are engaged in several other business endeavors and are not obligated to devote any specific number of hours to our affairs. If our officers’ and directors’ other business affairs require them to devote more substantial amounts of time to such affairs, it could limit their ability to devote time to our affairs and could have a negative impact on our ability to consummate a business combination. We cannot assure you that these conflicts will be resolved in our favor.

Some of our officers and directors are, and others may in the future become, affiliated with entities engaged in business activities similar to those intended to be conducted by us and accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

Some of our officers and directors are, and others may in the future become affiliated with entities, including other public acquisition companies, engaged in business activities similar to those intended to be conducted by us. Additionally, our officers and directors may become aware of business opportunities which may be appropriate for presentation to us and the other entities to which they owe fiduciary duties. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. We cannot assure you that these conflicts will be resolved in our favor. As a result, a potential target business may be presented to another entity prior to its presentation to us and we may not be able to pursue such business combination opportunity.

All of our officers and directors own shares of our common stock and some indirectly own warrants which will not participate in liquidation distributions and therefore they may have a conflict of interest in determining whether a particular target business is appropriate for a business combination.

All of our officers and directors own shares of our common stock that were issued prior to our public offering and some of them indirectly own insider warrants purchased upon consummation of our public offering. Such individuals have waived their right to receive distributions with respect to those shares upon our liquidation if we are unable to consummate a business combination. The shares acquired prior to our public offering, as well as the insider warrants, and any warrants purchased by our officers or directors in our public offering or in the aftermarket will be worthless if we do not consummate a business combination. The personal and financial interests of our directors and officers may influence their motivation in identifying and selecting a target business and in completing a business combination on a timely basis. Consequently, our directors’ and officers’ discretion in identifying and selecting a suitable target business may result in a conflict of interest when determining whether the terms, conditions and timing of a particular business combination are appropriate and in our stockholders’ best interest. For example, since our officers and directors paid significantly less for shares of our common stock than the public offering price per share, they could benefit if we effected a business combination that resulted in our common stock being valued at a price that would result in a loss for our public stockholders.

Because our existing officers and directors may not receive reimbursement for some of the out-of-pocket expenses incurred by them unless a business combination is consummated, they may have a conflict of interest in determining whether a particular target business is appropriate for a business combination and in the public stockholders’ best interest.

Our existing executive officers and directors will not receive reimbursement for any out-of-pocket expenses incurred by them to the extent that such expenses exceed the available proceeds not deposited in the trust account, including interest income of $1,350,000, net of taxes, unless the business combination is consummated. The amount of available proceeds is based on management’s estimates of the funds needed for operations and to consummate a business combination, and those estimates may prove to be inaccurate. The financial interest of our executive officers and directors could influence their motivation in selecting a target business as certain business combinations may involve the repayment of expenses while others may not. For instance, our executive officers and directors may, as part of any such combination, negotiate the repayment of some or all of their out-of-pocket expenses in excess of the amount in the trust account, which, if not agreed to by the target business’ owners, could cause our executive officers and directors to view such potential business combination unfavorably, thereby resulting in a conflict of interest. As a result, our executive officers and directors may have a potential conflict of interest when determining whether or not a particular business combination is in the stockholders’ best interest.

We may not obtain an opinion from an unaffiliated third party as to the fair market value of the target business with which we complete a business combination or that the price we are paying for the business is fair to our stockholders from a financial point of view.

We are not required to obtain an opinion from an unaffiliated third party that the target business we select has a fair market value in excess of at least 80% of our net assets. We are also not required to obtain an opinion from such an unaffiliated third party indicating that the price we are paying is fair to our stockholders from a financial point of view unless the target is affiliated with one or more of our officers, directors, special advisors, existing stockholders or their affiliates. If no opinion is obtained, our stockholders will be relying on the judgment of our board of directors.

It is possible that we will only be able to complete one business combination with the proceeds from the public offering and the private placement, which will cause us to be solely dependent on a single business.

The net proceeds from the public offering and the private placement provided us with approximately $65,675,685 [net of $2,415,000 deferred underwriting commission payable upon a merger] which we may use to complete a business combination. Our management has virtually unrestricted flexibility in identifying and selecting a prospective target business, except that our initial business combination must be with a business with a fair market value of at least 80% of our net assets at the time of such business combination, although this may entail the simultaneous business combinations of multiple operating businesses. While we may be able to purchase more than one target business using our equity securities as consideration for the acquisition or raising additional funds through the sale of our securities or through loan arrangements, we have no agreements or arrangements for such additional funding. We therefore believe that it is most likely that we will have the ability to effect only a single business combination. By consummating a business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities that may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

•	solely dependent upon the performance of a single business, or

•	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

Alternatively, if our business combination entails the simultaneous business combinations of multiple operating businesses from different sellers, we would face additional risks, including difficulties and expenses incurred in connection with the subsequent integration of the operations and services or products of the acquired companies into a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.

The fact that we will proceed with the business combination if public stockholders holding less than 30% of our shares exercise their redemption rights, rather than the 20% threshold of most other public acquisition companies, may hinder our ability to consummate a business combination in the most efficient manner or to optimize our capital structure.

Unlike most other public acquisition companies, which have a 20% redemption threshold, we will proceed with the business combination if public stockholders holding less than 30% of our shares exercise their redemption rights, which will make it easier for us to receive stockholder approval for a business combination which some stockholders vote against. As a result of our higher redemption threshold, we may have less cash available to complete a business combination. Because we will not know how many stockholders may exercise such redemption rights, we will need to structure a business combination meeting the 80% of our net assets test that requires less cash, or we may need to arrange third party financing to help fund the transaction in case a larger percentage of stockholders exercise their redemption rights than we expect. Alternatively, to compensate for the potential shortfall in cash, we may be required to structure the business combination, in whole or in part, using the issuance of our stock as consideration or by issuing notes for a portion of the purchase price. Accordingly, this higher redemption threshold of 30% may hinder our ability to consummate a business combination in the most efficient manner or to optimize our capital structure.

Because of our limited resources and structure, we may not be able to consummate an attractive business combination.

We expect to encounter intense competition from entities other than public acquisition companies for target businesses, including venture capital funds, leveraged buyout funds and operating businesses competing for business combinations. Many of these entities are well established and have extensive experience in identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe that with our capital there are numerous potential target businesses with which we could complete a business combination, our ability to compete in completing a business combination with certain sizable target businesses will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the business combination of certain target businesses. Furthermore, the obligation we have to seek stockholder approval of a business combination may delay or preclude the consummation of a transaction. Additionally, our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination. Because there are only a limited number of public acquisition companies that have gone public in the US since August 2003 and that have either consummated a business combination or entered into a definitive agreement or letter of intent for a business combination, it may indicate that there are fewer attractive target businesses available to such entities like our company or that many privately held target businesses are not inclined to enter into these types of transactions with publicly held public acquisition companies like ours. If we are unable to consummate a business combination with a target business within the prescribed time periods, we will be forced to liquidate.

We may be unable to obtain additional financing, if required, to complete a business combination or to fund the operations and growth of the target business, which could compel us to restructure or abandon a particular business combination.

Although we believe that we have adequate capital to allow us to consummate a business combination, because we have not yet identified any prospective target business, we cannot ascertain the capital requirements for any particular transaction. If our capital proves to be insufficient, either because of the size of the business combination, the depletion of the available net proceeds in search of a target business, or the obligation to convert into cash a significant number of shares from dissenting stockholders (which in our case may be up to 30% of the shares held by public stockholders), we will be required to seek additional financing. We cannot assure you that such financing will be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to consummate a particular business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. In addition, if we consummate a business combination, we may require additional financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or stockholders is required to provide any financing to us in connection with or after a business combination.

Our initial stockholders, including our officers and directors, control a substantial interest in us and this may influence certain actions requiring a stockholder vote

Our initial stockholders (including all of our officers and directors) collectively own 17.9% of our issued and outstanding shares of common stock. With respect to any vote on a business combination, our officers and directors have agreed to vote the shares they acquired before our public offering in accordance with the majority in interest of the public stockholders. However, any shares of common stock they acquired in our public offering or in the open market after our public offering will be considered as part of the holding of the public stockholders and will have the same voting rights as other public stockholders with respect to a potential business combination. Accordingly, they may vote the shares acquired by them in our public offering or in the open market as they choose with respect to a proposal to approve a business combination. Our board of directors is divided into three classes, each of which will generally serve for a term of three years with only one class of directors being elected in each year. It is unlikely that there will be an annual meeting of stockholders to elect new directors prior to the consummation of a business combination, in which case all of the current directors will continue in office until at least the consummation of the business combination. If there is an annual meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for election and our initial stockholders, because of their ownership position, will have considerable influence regarding the outcome. Accordingly, our initial stockholders will continue to exert control at least until the consummation of a business combination. In addition, our initial stockholders and their affiliates and relatives, although did not purchase any units in our public offering, are not prohibited from purchasing securities in the open market. If they do, we cannot assure you that our existing stockholders will not have considerable influence upon the vote in connection with a business combination and make it more likely that a business combination is approved. Although we do not know for certain the factors that would cause our initial stockholders to purchase our securities, we believe that some of the factors they would consider are: (i) the trading price of our securities, (ii) their aggregate investment in our securities, (iii) whether it appears that a substantial number of public stockholders are voting against a proposed business combination, and (iv) their interest in the target business once the target business has been identified.

Our outstanding warrants and option may have an adverse effect on the market price of our common stock and make it more difficult to effect a business combination, as well as dilute the ownership interests of stockholders.

We issued warrants to purchase 8,625,000 shares of common stock as part of the units sold in our public offering. We also issued an option to purchase 550,000 units to the representative of the underwriters which, if exercised, will result in the issuance of an additional 550,000 warrants. We have also issued the insider warrants to purchase 2,265,000 shares of common stock. To the extent we issue shares of common stock to effect a business combination, the potential for the issuance of a substantial number of additional shares upon exercise of these warrants and the option could make us a less attractive business combination vehicle in the eyes of a target business. Such securities, when exercised, will increase the number of issued and outstanding shares of our common stock and reduce the value of the shares issued to complete the business combination. Accordingly, our warrants and option may make it more difficult to effectuate a business combination or increase the cost of completing a business combination with the target business. Additionally, the sale, or even the possibility of sale, of the shares underlying the warrants and option could have an adverse effect on the market price for our securities or on our ability to obtain future financing. If and to the extent these warrants and the option are exercised, stockholders may experience dilution to their holdings as a result of the increase in the number of shares of common stock outstanding.

If our initial stockholders exercise their registration rights with respect to their initial shares, it may have an adverse effect on the market price of our common stock and the existence of these rights may make it more difficult to effect a business combination.

Our initial stockholders are entitled to make a demand that we register the resale of their initial shares at any time after their shares are released from escrow. If our initial stockholders exercise their registration rights with respect to all of their initial shares, then there will be an additional 1,875,000 shares of common stock (or 17.9% of the outstanding common stock) eligible for trading in the public market. The presence of these additional shares of common stock trading in the public market may have an adverse effect on the market price of our common stock. In addition, the existence of these rights may make it more difficult to effectuate a business combination or increase the cost of completing a business combination with the target business, as the stockholders of the target business may be discouraged from entering into a business combination with us or will request a higher price for their securities because of the potential effect the exercise of such rights may have on the trading market for our common stock.

The American Stock Exchange may delist our securities from quotation on its exchange which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our securities are currently listed on the American Stock Exchange, a national securities exchange. However, we cannot assure you that our securities will continue to be listed on the American Stock Exchange in the future. Additionally, in connection with our business combination, it is likely that the American Stock Exchange may require us to file a new initial listing application and meet its initial listing requirements as opposed to its more lenient continued listing requirements. We cannot assure you that we will be able to meet those initial listing requirements at that time. If the American Stock Exchange delists our securities from trading on its exchange, we could face significant material adverse consequences, including:

•	a limited availability of market quotations for our securities;

•

a determination that our common stock is a “penny stock” which will require brokers trading in our common stock to adhere to more stringent rules, possibly resulting in a reduced level of trading activity in the secondary trading market for our common stock;

•	a limited amount of news and analyst coverage for our company; and

•	a decreased ability to issue additional securities or obtain additional financing in the future.

Our internal controls over financial reporting do not currently meet all of the standards contemplated by Section 404 of the Sarbanes-Oxley Act, and failure to achieve and maintain effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and the price of our units.

Our internal controls over financial reporting do not currently meet all of the standards contemplated by Section 404 of the Sarbanes-Oxley Act that we will eventually be required to meet. We are in the process of addressing our internal controls over financial reporting and are establishing formal policies, processes and practices related to financial reporting and to the identification of key financial reporting risks, assessment of their potential impact and linkage of those risks to specific areas and activities within our organization. Additionally, we have begun the process of documenting our internal control procedures to satisfy the requirements of Section 404, which requires annual management assessments of the effectiveness of our internal controls over financial reporting and a report by our independent registered public accounting firm addressing these assessments. Because we do not currently have comprehensive documentation of our internal controls and have not yet tested our internal controls in accordance with Section 404, we cannot conclude in accordance with Section 404 that we do not have a material weakness in our internal controls or a combination of significant deficiencies that could result in the conclusion that we have a material weakness in our internal controls. As a public entity, we will be required to complete our initial assessment in a timely manner. If we are not able to implement the requirements of Section 404 in a timely manner or with adequate compliance, our independent registered public accounting firm may not be able to certify as to the adequacy of our internal controls over financial reporting. Matters impacting our internal controls may cause us to be unable to report our financial information on a timely basis and thereby subject us to adverse regulatory consequences, including sanctions by the SEC or violations of applicable stock exchange listing rules. There could also be a negative reaction in the financial markets due to a loss of investor confidence in us and the reliability of our financial statements. Confidence in the reliability of our financial statements could also suffer if our independent registered public accounting firm were to report a material weakness in our internal controls over financial reporting. This could materially adversely affect us and lead to a decline in the price of our units and the underlying stock and warrants.

The due diligence process that we undertake in connection with reviewing potential candidates for a business combination may not reveal all facts that may be relevant in connection with a business combination.

Before deciding to engage in a business combination, we will conduct due diligence that we deem reasonable and appropriate based on the facts and circumstances applicable to each potential target. When conducting due diligence, we may be required to evaluate important and complex business, financial, tax, accounting, environmental and legal issues. Outside consultants, legal advisors, accountants and investment banks may be involved in the due diligence process in varying degrees depending on the type of investment. Nevertheless, when conducting due diligence and making an assessment regarding an investment, we rely on the resources available to us, including information provided by the target of the investment and, in some circumstances, third-

party investigations. The due diligence investigation that we will carry out with respect to any potential target may not reveal or highlight all relevant facts that may be necessary or helpful in evaluating such target which may result in our completing a business combination with an unsuitable target or ascribing a value to a target in excess of its actual value. Given that many potential targets will be located outside of the US, it may be more difficult for us to obtain reliable information regarding such targets than companies located inside the US due to differences in accounting practices and other factors. Moreover, such an investigation will not necessarily result in a business combination being successful.

If we are deemed to be an investment company, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete a business combination.

A company that, among other things, is or holds itself out as being engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting, owning, trading or holding certain types of securities would be deemed an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). The proceeds held in trust are invested by the trust agent only in US “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act. By restricting the investment of the proceeds to these instruments, we believe the requirements for the exemption provided in Rule 3a-1 promulgated under the Investment Company Act are met and we should not be deemed an investment company.

If we are nevertheless deemed to be an investment company under the Investment Company Act, we may be subject to certain restrictions that may make it more difficult for us to complete a business combination, including:

•	restrictions on the nature of our investments; and

•	restrictions on the issuance of securities.

In addition, we may have imposed upon us certain burdensome requirements, including:

•	registration as an investment company;

•	adoption of a specific form of corporate structure; and

•	reporting, record keeping, voting, proxy, compliance policies and procedures and disclosure requirements and other rules and regulations.

Compliance with these additional regulatory burdens would require additional expense for which we have not allotted.

Risks Related to Operations in China

Business combinations involving companies with operations in China entail special considerations and risks. If we are successful in completing a business combination with a target business with operations in China, we will be subject to, and possibly adversely affected by, the following risks:

After a business combination, substantially all of our assets will likely be located in China and substantially all of our revenue will be derived from our operations in China. Accordingly, our results of operations and prospects will be subject, to a significant extent, to the economic, political and legal policies, developments and conditions in China.

China’s economic, political and social conditions, as well as government policies, could affect our business. China’s economy differs from the economies of most developed countries in many respects.

According to the National Bureau of Statistics of China, China’s GDP has grown consistently since 1978. However, we cannot assure you that such growth will be sustained in the future. If in the future China’s economy experiences a downturn or grows at a slower rate than expected, there may be less demand for spending in certain industries. A decrease in demand for spending in certain industries could materially and adversely affect our ability to find an attractive target business with which to consummate a business combination and if we effect a business combination, the ability of that target business to become profitable.

China’s economic growth has been uneven, both geographically and among various sectors of the economy. China’s government has implemented various measures to encourage economic growth and guide the allocation of resources. Some of these measures benefit the overall Chinese economy, but may have a negative effect on us, depending on the industry in which we engage in a business combination. For example, our financial condition and results of operations may be adversely affected by Chinese government control over capital investments or changes in tax regulations that are applicable to a potential target business and a business combination.

China’s economy has been transitioning from a planned economy to a more market-oriented economy. Although in recent years China’s government has implemented measures emphasizing the use of market forces for economic reform, the reduction of state ownership of productive assets and the establishment of sound corporate governance in business enterprises, a substantial portion of productive assets in China is still owned by China’s government. In addition, China’s government continues to play a significant role in regulating industry development by imposing industrial policies. It also exercises significant control over China’s economic growth through the allocation of resources, controlling payment of foreign currency-denominated obligations, setting monetary policy and providing preferential treatment to particular industries or companies. We cannot assure you that China’s economic, political or legal systems will not develop in a way that becomes detrimental to our business, results of operations and prospects.

China has recently been admitted into the World Trade Organization, or WTO, the global international organization dealing with the rules of trade between nations. It is believed that this will ultimately result in a reduction on tariffs for industrial products, a reduction in trade restrictions and an increase in trading with the US. However, China has not fully complied with all of its WTO obligations to date, including fully opening its markets to American goods. There currently also exists a trade imbalance between the two countries. If actions are not taken to rectify these problems, trade relations may be strained and this may have a negative impact on China’s economy.

Adverse changes in economic policies of the Chinese government could have a material adverse effect on the overall economic growth of China, which could reduce the demand for products we ultimately produce or sell, or services we offer, following a business combination.

Since the late 1970’s, the Chinese government has been reforming the economic system in China. These reforms have resulted in significant economic growth. However, we cannot predict the future direction of economic reforms or the effects such measures may have on our future business following a business combination. Any adverse change in the economic conditions in China, in policies of the Chinese government or in laws and regulations in China, could have a material adverse effect on the overall economic growth of China and the development of the target business.

We may not be able to complete an acquisition prior to the expiration of the period in which we are required to complete a business acquisition due to the scrutiny that Chinese government authorities apply to acquisitions by foreign interests.

Recently, China enacted regulations that largely centralized and expanded the approval process for acquisitions by foreign investors. The application of these regulations may require numerous applications, and supplements to such applications, to be filed with a number of national and state agencies. Generally speaking, in absence of any unusual complexity and when the transaction does not involve an acquisition of a Chinese company that carries on a business that is sensitive to the authorities, the approval process can normally be completed within 4 to 6 months, depending on the structure of the transaction. The approval timeline is generally subject to various factors that may affect the actual time required for obtaining the approval. The review by a number of different agencies of the materials, and the dependence of some reviews on the prior actions of other agencies, may significantly lengthen the period that it takes to obtain approval.

In addition, certain types of completed transactions must be reported to certain agencies within a short period of time after closing or the transaction may be unwound. If the transaction was unwound, the consideration paid to the target business would be returned to us and we would then be forced to either attempt to complete a new business combination if it was prior to twenty-four months from the consummation of our public offering or we would be required to return any amounts that were held in the trust account to our shareholders and dissolve and liquidate.

It is expected that compliance with the regulations will be more time consuming than transactions in many other countries, will be more costly for the parties involved and will permit the government much more extensive evaluation and control over the terms of the transaction. Therefore, acquisitions in China may not be able to be completed because the terms of the transaction may not satisfy aspects of the approval process and may not be completed, even if approved, if they are not consummated within the time permitted by the approvals granted.

Due to China merger and acquisition regulations, we may not be able to negotiate a business combination that is acceptable to our stockholders or sufficiently protect their interests in a business combination.

Under Chinese regulations, mergers with Chinese companies may be subject to economic and substantive analysis of the transaction by Chinese national or regional agencies. We may be required to provide documentation regarding the terms of the acquisition and support for the purchase price. These regulators may prohibit a transaction that it deems to have an acquisition price obviously lower than the appraised value of the Chinese business or assets. In addition, the regulator may require that consideration be paid within strict time periods, generally not in excess of one year. Chinese regulators may also impose on a transaction restrictions that are designed to limit “roundtrip investments” and over-concentration that may restrict competition, disturb the socio-economic order, damage the public interest or lead to losses to state-owned assets. These regulations may limit our ability to negotiate various terms of the acquisition, including aspects of the initial consideration, contingent consideration, holdback provisions, indemnification provisions and provisions relating to the assumption and allocation of assets and liabilities. Therefore, we may not be able to negotiate a transaction with terms that will satisfy our investors and protect our stockholders interests in an acquisition of a Chinese business or assets.

Chinese laws relating to industry protection and antitrust may limit our ability to effect an attractive business combination.

Transactions involving “important industries” that may affect the national economic security or involving established or popular Chinese brand names must be approved by the Ministry of Commerce. In addition, China has broad discretion to institute an antitrust review, including upon the request of a competitor. Any business combination that we contemplate will be subject to these laws and may require government approval. Although the regulations provide specific requirements and procedures, there are many ambiguities in the provisions, which gives regulators wide latitude in the approval process. We cannot predict the extent to which the regulations will apply to any business combination transaction we enter into and there may be uncertainty over whether a business combination will be completed until approvals are sought from the regulators.

If China imposes restrictions to reduce inflation, future economic growth in China could be severely curtailed which could materially and adversely impact our profitability following a business combination.

While the economy of China has experienced rapid growth, this growth has been uneven among various sectors of the economy and in different geographical areas of the country. Rapid economic growth can lead to growth in the supply of money and rising inflation. In order to control inflation in the past, China has imposed controls on bank credits, limits on loans for fixed assets and restrictions on state bank lending. Imposition of similar restrictions may lead to a slowing of economic growth and decrease the interest in the services or products we may ultimately offer leading to a material and adverse impact on our profitability.

Currency policies and issues may cause a target business’ ability to succeed in the international markets to be diminished or could negatively impact the target business’ results of operations.

Historically, China “pegged” its currency to the US dollar. This meant that each unit of Chinese currency had a set ratio for which it could be exchanged for US currency, as opposed to having a floating value like most other countries’ currencies. Many countries argued that this system of keeping the Chinese currency low when compared to other countries gave Chinese companies an unfair price advantage over foreign companies. Due to mounting pressure from other countries, China recently reformed its economic policies to establish a floating value for its currency. As a result of this policy reform, target companies may be adversely affected since the competitive advantages that existed as a result of the former policies will cease. We cannot assure you that a target business with which we consummate a business combination will be able to compete effectively with the new policies in place.

Furthermore, because one of our objectives is to complete a business combination with a target business having its primary operating facilities located in China, and because substantially all revenues and income would be received in a foreign currency such as Renminbi, the main currency used in China, the dollar equivalent of our net assets and distributions, if any, would be adversely affected by reductions in the value of the Renminbi. The value of the Renminbi fluctuates and is affected by, among other things, changes in China’s political and economic conditions. The conversion of Renminbi into foreign currencies such as the US dollar has been generally based on rates set by the People’s Bank of China, which are set daily based on the previous day’s interbank foreign exchange market rates and current exchange rates on the world financial markets. The official exchange rate had remained stable over the past several years. On July 21, 2005, the Chinese government changed its decade-old policy of pegging the value of the Renminbi to the US dollar. Under the new policy, the Renminbi is permitted to fluctuate within a managed band based on market supply and demand and by reference to a basket of certain foreign currencies. This change in policy has resulted in an approximately 16.9% appreciation of the Renminbi against the US dollar between July 21, 2005 and March 14, 2008. This floating exchange rate, and any appreciation of the Renminbi that may result from such rate, could cause the cost of a target business as measured in dollars to increase.

Fluctuations in the value of the Renminbi relative to foreign currencies could affect our operating results.

Following a business combination, our payroll and other costs of non-US operations will be payable in foreign currencies, primarily Renminbi. To the extent future revenue is denominated in non-US currencies, we would be subject to increased risks relating to foreign currency exchange rate fluctuations that could have a material adverse effect on our business, financial condition and operating results. The value of Renminbi against the US dollar and other currencies may fluctuate and is affected by, among other things, changes in China’s political and economic conditions. As our operations will likely be primarily in China, any significant revaluation of the Renminbi may materially and adversely affect our cash flows, revenues and financial condition. For example, to the extent that we need to convert US dollars into Chinese Renminbi for our operations, appreciation of this currency against the US dollar could have a material adverse effect on our business, financial condition and results of operations. Conversely, if we decide to convert our Renminbi into US dollars for other business purposes and the US dollar appreciates against this currency, the US dollar equivalent of the Renminbi we convert would be reduced. The Chinese government recently announced that it is pegging the exchange rate of the Renminbi against a number of currencies, rather than just the US dollar. Fluctuations in the Renminbi exchange rate could adversely affect our ability to find an attractive target business with which to consummate a business combination.

Exchange controls that exist in China may limit our ability to utilize our cash flow effectively following a business combination.

Following a business combination, we will be subject to China’s rules and regulations on currency conversion. In China, the State Administration for Foreign Exchange (SAFE) regulates the conversion of the Renminbi into foreign currencies. Currently, foreign investment enterprises (FIEs) are required to apply to the SAFE for “Foreign Exchange Registration Certificates for FIEs.” Following a business combination, we will likely be an FIE as a result of our ownership structure. With such registration certificates, which need to be inspected annually, FIEs are allowed to open foreign currency accounts including a “basic account” and a “capital account.” Currency conversion within the scope of the “basic account,” such as remittance of foreign currencies for payment of dividends, can be effected without requiring the approval of the SAFE. However, conversion of currency in the “capital account,” including capital items such as direct investment, loans and securities, still require approval of the SAFE. We cannot assure you that China regulatory authorities will not impose further restrictions on the convertibility of the Renminbi. Any future restrictions on currency exchanges may limit our ability to use our cash flow for the distribution of dividends to our stockholders or to fund operations we may have outside of China.

Regulations relating to the transfer of state-owned property rights in enterprises may increase the cost of our acquisitions and impose an additional administrative burden on us.

The legislation governing the acquisition of a Chinese state-owned company contains stringent governmental regulation comprising the Provisional Regulations on Using Foreign Investment to Reorganize State-owned Enterprises promulgated by SAIC and SAFE on November 8, 2002, effective from January 1, 2003 and the Provisional Measures on the Administration of the Transfer of State-Owned Property Rights in Enterprises promulgated by the SASAC and the Ministry of Finance on December 31, 2003, effective from February 1, 2004.

The transfer of state-owned property rights in enterprises must take place through a government approved “state-owned asset exchange”, and the value of the transferred property rights must be evaluated by those Chinese appraisal firms qualified to do “state-owned assets evaluation”. The final price must not be less than 90% of the appraisal price. Additionally, bidding/auction procedures are essential in the event that there is more than one potential transferee.

In the case of an acquisition by foreign investors of state-owned enterprises, the acquirer and the seller must make a resettlement plan to properly resettle the employees, and the resettlement plan must be approved by the Employees’ Representative Congress. The seller must pay all unpaid wages and social welfare payments from the existing assets of the target company to the employees.

Therefore, any investment by us in a state-owned company could be subject to additional costs, delays and uncertainties.

If China enacts regulations in our target business’ proposed industry segments which forbid or restrict foreign investment, our ability to consummate a business combination could be severely impaired.

Many of the rules and regulations that companies face in China are not explicitly communicated. If new laws or regulations forbid foreign investment in industries in which we want to complete a business combination, they could severely impair our pool of potential target businesses. Additionally, if the relevant Chinese authorities find us or the target business with which we ultimately complete a business combination to be in violation of any existing or future Chinese laws or regulations, they would have broad discretion in dealing with such a violation, including, without limitation:

•	levying fines;

•	revoking our business and other licenses;

•	requiring that we restructure our ownership or operations; and

•	requiring that we discontinue any portion or all of our business.

One example of an industry subject to significant regulation is the telecommunications industry. A foreign investor is only permitted to hold a minority stake in a telecommunications enterprise operating a basic telecommunications business (other than wireless paging business) and 50% in a telecommunications enterprise operating a value-added telecommunications business (including wireless paging). On July 13, 2006, the Ministry of Information Industry (MII) issued a notice with the purpose of increasing the regulation of foreign investment in and operations of value-added telecom services. The notice explicitly prohibits domestic telecoms companies from leasing, transferring or reselling in any form their telecoms business licenses to foreign investors under another guise or to provide facilities to foreign investors to illegal operate telecoms business in China. The notice requires that the operators of value-added telecom services themselves or their shareholders own and control the internet domain names and registered trademarks used in their business. The operators should also have facilities and premises which shall comply with their approved business scope and be commensurate with the value-added telecom services that they are approved to operate. The ownership requirements functionally limit foreign direct and indirect ownership and control of the intellectual property of these businesses even when attempted through various parallel control, licensing, use and management agreements. It is anticipated that these regulations will be strictly enforced, and the government has provided that the new regulations apply retroactively and provides for audit procedures. The failure to comply may cause the MII to terminate a telecommunications license or otherwise modify existing agreements or require the disposition of the assets by the foreign entity. Any anticipated foreign investment in such businesses will be subject to prior approval by the MII or the provincial level information industry authority, and it is expected that approval for investment may not be easily obtained for foreign investment in these businesses unless in strict compliance. Therefore, investment by us in a highly regulated sector such as telecommunications may not be actively pursued because certain assets may not be acquirable and accounting consolidation may be restricted or not permitted as a result of an unfavorable but permitted transaction structure.

Recent regulations relating to offshore investment activities by China residents may increase the administrative burden we face and create regulatory uncertainties that may limit or adversely effect our ability to acquire China companies.

Regulations were issued on October 21, 2005 by the SAFE (that replaced two previously issued regulations on January 24, 2005 and April 8, 2005, respectively) that will require approvals from, and registrations with, Chinese government authorities in connection with direct or indirect offshore investment activities by Chinese residents and Chinese corporate entities. The SAFE regulations retroactively require approval and registration of direct or indirect investments previously made by Chinese residents in offshore companies. In the event that a Chinese shareholder with a direct or indirect stake in an offshore parent company fails to obtain the required SAFE approval and make the required registration, Chinese subsidiaries of such offshore parent company may be prohibited from making distributions of profit to the offshore parent and from paying the offshore parent proceeds from any reduction in capital, share transfer or liquidation in respect of Chinese subsidiaries. Further, failure to comply with the various SAFE approval and registration requirements described above, as currently drafted, could result in liability under Chinese law for foreign exchange evasion.

It is expected that compliance with the regulations will be more time consuming than in the past, will be more costly for the parties involved and will permit the government much more extensive evaluation and control over the terms of the transaction. Therefore, acquisitions in China may not be able to be completed because the terms of the transaction may not satisfy aspects of the approval process and may not be completed, even if approved, if they are not consummated within the time permitted by the approvals granted.

As a result of the lack of supporting rules implementing the SAFE regulations, the uncertainty as to when the new draft regulations will take effect, and uncertainty concerning the reconciliation of the new regulations with other approval requirements, it remains unclear how these existing regulations, and any future legislation concerning offshore or cross-border transactions, will be interpreted, amended and implemented by the relevant government authorities. We are committed to complying with the relevant rules. As a result of the foregoing, we cannot assure you that we or the owners of the target business we intend to acquire, as the case may be, will be able to complete the necessary approval, filings and registrations for a proposed business combination. This may restrict our ability to implement our business combination strategy and adversely affect our operations.

Because Chinese law will govern almost all of any target business’ material agreements, if we acquire a target business we may not be able to enforce our rights within China or elsewhere, which could result in a significant loss of business, business opportunities or capital.

Chinese law will govern almost all of our target business’ material agreements, many of which may be with Chinese governmental agencies. While we are not aware of any laws or regulations currently in effect that would limit our ability to consummate a business combination, we cannot assure you that changes in Chinese laws will not occur in the future. We also cannot assure you that, if we acquire a target business, the target business will be able to enforce any of its material agreements or that remedies will be available outside of China. The system of laws and the enforcement of existing laws and contracts in China may not be as certain in implementation and interpretation as in the US. The Chinese judiciary is relatively inexperienced in enforcing corporate and commercial law, leading to a higher than usual degree of uncertainty as to the outcome of any litigation. In addition, implementation of intellectual property-related laws has historically been ineffective in China, primarily because of difficulties in enforcement and ambiguities in Chinese laws and, therefore, to the extent we invest in a business relying upon proprietary intellectual property we may not be successful in stopping or limiting any activities by others that might infringe on such intellectual property. The inability to enforce or obtain a remedy under any of our future agreements could result in a significant loss of business, business opportunities or capital.

Because some of our directors and officers reside outside of the US and, after the consummation of a business combination, substantially all of our assets will be located outside of the US, investors may have difficulty enforcing their legal rights against such individuals.

All of our directors and officers other than George Lu and William Sharp reside outside of the US and, after the consummation of a business combination, substantially all of our assets will be located outside of the US. As a result, investors in the US may not be able to enforce their legal rights, to effect service of process upon our directors or officers or to enforce judgments of US courts predicated upon civil liabilities and criminal penalties of our directors and officers under Federal securities laws or other Federal or state laws. Moreover, we have been advised that China does not have treaties providing for the reciprocal recognition and enforcement of judgments of courts with the US. Further, extradition treaties now in effect between the US and China are unclear as to whether effective enforcement of criminal penalties of the Federal securities laws would be permitted.

If our management following a business combination is unfamiliar with US securities laws, they may have to expend time and resources becoming familiar with such laws which could lead to various regulatory issues.

Following a business combination, our management will likely resign from their positions as officers of the company and the management of the target business at the time of the business combination will remain in place. We cannot assure you that management of the target business will be familiar with US securities laws. If new management is unfamiliar with our laws, they may have to expend time and resources becoming familiar with such laws. This could be expensive and time-consuming and could lead to various regulatory issues which may adversely affect our operations.

Because any target business with which we attempt to complete a business combination will be required to provide our stockholders with financial statements prepared in accordance with and reconciled to US generally accepted accounting principles, prospective target businesses may be limited.

In accordance with requirements of US Federal securities laws, in order to seek stockholder approval of a business combination, a proposed target business will be required to have certain financial statements which are prepared in accordance with, or which can be reconciled to, US generally accepted accounting principles and audited in accordance with US generally accepted auditing standards. To the extent that a proposed target business does not have financial statements which have been prepared with, or which can be reconciled to, US generally accepted accounting principles and audited in accordance with US generally accepted auditing standards, we may not be able to complete a business combination with that proposed target business. These financial statement requirements may limit the pool of potential target businesses with which we may complete a business combination.

If certain exemptions within China regarding withholding taxes are removed, we may be required to deduct Chinese corporate withholding taxes from dividends we may pay to our stockholders following a business combination.

According to China’s applicable income tax laws, regulations, notices and decisions related to foreign investment enterprises and their investors (the “Applicable Foreign Enterprises Tax Law”), income such as dividends and profits distribution from China derived from a foreign enterprise which has no establishment in China is subject to a 20% withholding tax, unless the relevant income is specifically exempted from tax or the tax rate is reduced under the Applicable Foreign Enterprises Tax Law or through the operation of bilateral tax treaties. Currently, profits derived by a stockholder, such as through dividends, from a foreign-invested enterprise (an “FIE”) are exempted. However, if the foregoing exemption is removed in the future following a business combination, we may be required to deduct certain amounts from dividends we may pay to our stockholders to pay corporate withholding taxes.

After we consummate a business combination, our operating company in China will be subject to restrictions on dividend payments which may limit our ability to pay dividends to you.

After we consummate a business combination, we will rely on dividends and other distributions from our operating company to provide us with cash flow and to meet our other obligations. Current regulations in China would permit our operating company in China to pay dividends to us only out of its after-tax distributable profits, if any, determined in accordance with Chinese accounting standards and regulations. In addition, our operating company in China will be required to set aside at least 10% (up to an aggregate amount equal to half of its registered capital) of its accumulated profits each year. Such cash reserve may not be distributed as cash dividends. In addition, if our operating company in China incurs debt on its own behalf in the future, the instruments governing the debt may restrict its ability to pay dividends or make other payments to us which in turn would potentially leave us with less cash available to pay dividends to our stockholders.

The legal authorities in China are in the process of evaluating prior tax and fee benefits provided to foreign investors and companies to encourage development within the country such that these benefits may be lessened or removed with the consequence that expenses may rise, impacting margins and net income.

On March 16, 2007, China enacted the Enterprise Income Tax Law of the People’s Republic of China (“Unified Tax Law”). Effective January 1, 2008, the Unified Tax Law has consolidated the separate income tax regimes applicable to domestic Chinese enterprises and FIEs. The unified regime provides for a 25% income tax rate that applies equally to domestic enterprises and FIEs. FIEs established prior to March 16, 2007 shall be able to continue enjoying the tax preferences previously available to FIEs, but all those established after this date will be subject to the new regime. Whereas under the previous regime, FIEs engaged in manufacturing were generally eligible for tax incentives, such incentives have under the new Unified Tax Law been reserved for certain new and high-technology enterprises and certain other qualifying enterprises. The Unified Tax Law sets forth general principles and it is expected that implementing regulations will be issued that will clarify certain areas of the law that are now unclear. The criteria for qualifying as new and high-technology enterprise and for the other tax benefits under the Unified Tax Law are yet to be clarified and as a result it is not clear what the global impact will be on the tax burden of FIEs. Overall, it is likely that the cost of operating in China will increase for those companies and entities that have had various tax and fee advantages in the past.

If any dividend is declared in the future and paid in a foreign currency, you may be taxed on a larger amount in US dollars than the US dollar amount that you will actually ultimately receive.

If you are a US holder, you will be taxed on the US dollar value of your dividends at the time you receive them, even if you actually receive a smaller amount of US dollars when the payment is in fact converted into US dollars. Specifically, if a dividend is declared and paid in a foreign currency, the amount of the dividend distribution that you must include in your income as a US holder will be the US dollar value of the payments made in the foreign currency, determined at the conversion rate of the foreign currency to the US dollar on the date the dividend distribution is includible in your income, regardless of whether the payment is in fact converted into US dollars. Thus, if the value of the foreign currency decreases before you actually convert the currency into US dollars, you will be taxed on a larger amount in US dollars than the US dollar amount that you will actually ultimately receive.

Failure to comply with the United States Foreign Corrupt Practices Act could subject us to penalties and otheradverse consequences.

We are subject to the US Foreign Corrupt Practices Act, which generally prohibits US companies from engaging in bribery or other prohibited payments to foreign officials for the purpose of obtaining or retaining business. In addition, we are required to maintain records that accurately and fairly represent our transactions and have an adequate system of internal accounting controls. Foreign companies, including some that may compete with us, are not subject to these prohibitions, and therefore may have a competitive advantage over us. Corruption, extortion, bribery, pay-offs, theft and other fraudulent practices occur from time-to-time in China, particularly in any industry that may deal with contracts from the Chinese Government. We can make no assurance that, when hired, officers, employees or other agents of a target business will not engage in such conduct for which we might be held responsible. If such officers, employees or other agents are found to have engaged in such practices, we could suffer severe penalties and other consequences that may have a material adverse effect on our business, financial condition and results of operation.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

We maintain our principal executive offices at 221 Boston Post Road East, Suite 410, Marlborough, MA 01752. The cost for this space is included in the $7,500 per-month fee Surfmax Corporation, an investment management company wholly owned by our Chairman, charges us for office space, utilities, and administrative services, including technology and secretarial support, pursuant to a letter agreement between us and Surfmax Corporation. We believe, based on rents and fees for similar services in the Marlborough metropolitan area, that the fee charged by Surfmax Corporation, is at least as favorable as we could have obtained from an unaffiliated person. We consider our current office space, combined with the other office space otherwise available to our executive officers, adequate for our current operations.

ITEM 3.	LEGAL PROCEEDINGS

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our shareholders during the quarter ended December 31, 2007.

Our current executive officers are as follows:

G. George Lu has been our Chairman of the Board, Chief Executive Officer and President since our inception in August 2006. Since November 1997, Mr. Lu has been the President of Surfmax Corporation, a company focused on investments in private companies based in China, which he founded. From January 1998 to July 1999, Mr. Lu served as a founding executive and the Chief Technology Officer of uBid, Inc., a US based online auction company which conducted its initial public offering on NASDAQ in December 1998. Since its inception in December 2004, Mr. Lu has served as Vice Chairman of Xingda International Holdings Limited, a manufacturer of tire steel reinforcement material in China that is publicly traded on the Stock Exchange of Hong Kong Limited. Mr. Lu serves as Chairman of the International Development and Investment Committee, a member of the Nomination Committee and a member of the Executive Committee. Mr. Lu also currently serves as a director of Kingsoft Corporation, a China-based software and online games company. Mr. Lu serves as Chairman of the Nominating Committee and as a member of the Audit Committee of Kingsoft. In addition, Mr. Lu served or currently serves as officer, director or advisor in privately-held companies that he founded or invested in individually or, in certain instances, on behalf of Surfmax. Mr. Lu received a B.S. from Huazhong Normal University in Wuhan, China, and a M.S. from the University of Memphis.

Louis F. Koo has been our Vice Chairman, Chief Financial Officer, Treasurer and Principal Accounting Officer since January 2007. Since October 2002, he has been a managing director of Hercules Capital Limited, a financial advisory company focused on corporate finance, M&A, private equity and project financing services to Hong Kong and Chinese enterprises, which he founded. From September 2000 to May 2002, he was Chief Executive Officer of Silvernet Group Limited, a company jointly owned by an affiliate of China Construction Bank and Warburg Pincus focusing on investing in technology enabled companies in China. From November 1989 to August 2000 he was managing director and head of corporate finance of ABN Amro Asia Corporate Finance Limited. Mr. Koo currently serves on the board of the following publicly-traded companies on the Stock Exchange of Hong Kong Limited: Weichai Power Company, Li Ning Company, China Communications Construction, Xingda International Holdings Limited, Midland Holdings, Midland IC&I, Maxitech International Holdings and Good Friend International; and chairs the Audit Committee of each of these companies. Mr. Koo is a Hong Kong Securities and Futures Commission

registered Investment Adviser and a Member of Hong Kong Institute of Certified Public Accountants. Mr. Koo received a B.S. from the University of California, Berkeley.

Yuxiao Zhang has been Executive Director and Vice President – Business Development since January 2007. Since January, 2000 Mr. Zhang has been Chief Financial Officer of Jiangsu Xingda, the predecessor of Xingda International and Chief Financial Officer and Executive Director of Xingda International Holdings Limited since inception. He also serves as Chairman of the Executive Committee and member of the International Development and Investment Committee. Mr. Zhang played a pivotal role in the reorganization, management transformation and IPO of Xingda International. From December 1994 to December 1999 he was Vice President of Clemente Capital Asia Limited in which position he personally visited hundreds of companies in China assessing them for potential investments. Prior to that, he worked for Cathay Fund, which invested in Chinese companies. Mr. Zhang received a B.S. from Fudan University.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Price Information

The shares of our common stock, warrants and units are traded on the American Stock Exchange, or AMEX, under the symbols “TTY,” “TTY.WS” and “TTY.U,” respectively. Each of our units consists of one share of our common stock and one warrants. Our common stock and warrants commenced to trade separately from our units on December 3, 2007. However, transactions in our units continue to occur on the AMEX.

The following table sets forth, for the calendar quarters indicated, the quarterly high and low closing sale prices for our common stock, warrants and units as reported on the AMEX.

	Units		Ordinary Shares		Warrants
	High	Low	High	Low	High	Low
Fourth Quarter of 2007 (beginning on November 8, 2007 with respect to our units)	$8.24	$8.01	n/a	n/a	n/a	n/a
Fourth Quarter of 2007 (beginning on December 3, 2007 with respect to our ordinary shares and warrants)	$8.24	$8.01	$7.30	$7.11	$0.95	$0.82

As of March 27, 2008, we had 96 stockholders of record of our outstanding common stock, 1 holder of record of our outstanding units, and 99 holders of record of our outstanding warrants. We believe that the actual number of holders may be more than indicated. We have not paid any dividends on our ordinary shares to date and do not intend to pay dividends prior to the completion of a business combination. The payment of dividends in the future will be contingent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of a business combination. The payment of any dividends subsequent to a business combination will be within the discretion of our then board of directors. It is the present intention of our board of directors to retain all earnings, if any, for use in our business operations and, accordingly, our board of directors does not anticipate declaring any dividends in the foreseeable future.

Use of Proceeds from the Public Offering

On November 15, 2007, the public offering of 8,625,000 units (including exercise in full of underwriters’ over-allotment option ) of the Company was consummated. On the same day, the private placement of 2,265,000 warrants to certain affiliates was completed. Each unit issued in the public offering consisted of one share of common stock, $.0001 par value per share, and one warrant, each to purchase one share of common stock. The units were sold at an offering price of $8.00 per unit. Each warrant sold in the private placement entitled the holder to purchase one share of the Company’s common stock and was sold for $1.00 per warrant. The public and private offerings generated aggregate gross proceeds of $71,265,000.

The following is a breakdown of units registered and the units sold in that offering:

Amount Registered	Aggregate price of the amount registered	Amount Sold	Aggregate price of the amount sold to date
8,625,000 units	$69,000,000	8,625,000 units	$69,000,000

In connection with the public offering, the underwriters were entitled to a commission of $4,830,000, of which $2,415,000 was paid from the proceeds of the offering and $2,415,000 will not be payable unless and until the Company completes a business combination. Approximately $606,315 of the gross proceeds were paid for other expenses in connection with the offering, and $150,000 was made available to the Company as working capital. The remaining $68,090,685 of the aggregate gross proceeds were placed in a trust account and invested in government securities until the earlier of the completion of a business combination or the liquidation of the trust account.

ITEM 6:	SELECTED FINANCIAL DATA

Not applicable

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the financial statements and related notes contained herein and the information included in our other filings with the SEC. This discussion includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements in this Annual Report on Form 10-K other than statements of historical fact are forward-looking statements. These forward-looking statements involve known and unknown risks and uncertainties. Our actual results may differ materially from those projected or assumed in such forward-looking statements. Among the factors that could cause actual results to differ materially are our being a development stage company with no operating history, our dependence on key personnel some of whom may join us following a business combination, our personnel allocating their time to other businesses and potentially having conflicts of interest with our business, our potentially being unable to obtain additional financing to complete a business combination, the ownership of our securities being concentrated, and the factors detailed under the heading “Risk Factors” in Item 1A of this Annual Report on Form 10-K. All forward-looking statements and risk factors included in this document are made as of the date of this report, based on information available to us as of such date. We assume no obligation to update any forward-looking statement or risk factor.

We were formed on August 21, 2006 to serve as a vehicle to acquire, through a merger, stock exchange, asset acquisition or other similar business combination, an operating business that either (1) is located in China, (2) has its principal operations located in China, or, (3) in our view, would benefit from establishing operations in China. We intend to utilize the cash in the trust account, our capital stock, debt or a combination of cash, capital stock and debt in effecting a business combination. There are no limitations on our ability to incur debt or issue equity securities in order to consummate a business combination. The issuance of additional shares of our capital stock:

¡	may significantly reduce the equity interest of our stockholders;

¡	may subordinate the rights of holders of common stock if we issue preferred stock with rights senior to those afforded to our common stock; and

¡

will likely cause a change in control if a substantial number of our shares of common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and most likely will also result in the resignation or removal of our present officers and directors; and may adversely affect prevailing market prices for our common stock.

Similarly, if we issue debt securities, it could result in:

¡	default and foreclosure on our assets if our operating revenues after a business combination are insufficient to pay our debt obligations;

¡

acceleration of our obligations to repay the indebtedness even if we have made all principal and interest payments when due if the debt security contains covenants that required the maintenance of certain financial ratios or reserves and we breach any such covenant without a waiver or renegotiation of that covenant;

¡	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand; and

¡	our inability to obtain additional financing, if necessary, if the debt security contains covenants restricting our ability to obtain additional financing while such security is outstanding.

For the year ended December 31, 2007, we earned interest income of $92,257, and incurred organization costs of $80,265. We had no significant operations in 2007. Our expenses in 2007 consist primarily of legal and accounting fees, overhead fees, insurance, travel expenses in connection with our search for a target company, and certain other expenses associated with being a public company.

On November 15, 2007, we completed our initial public offering of 8,625,000 Units (including 1,125,000 Units pursuant to the underwriters’ over-allotment option sold on November 26, 2007) at a price of $8 per unit. We received net proceeds of approximately $68,240,685 million from our offering, after deducting offering expenses of $5,439,315, which included underwriting discounts of $4,830,000. This amount includes $2,415,000 of the underwriting discounts and commissions due, which the underwriters have agreed will not be payable unless and until we consummate a business combination. Accordingly, $68,090,685 of the net proceeds of the offering was deposited in trust and the remaining $150,000, together with the up to $1,350,000, net of taxes, from the trust account interest earned on the funds, will be used to fund expenses related to investigating and selecting a target business, income and other taxes and our working capital requirements.

We intend to use substantially all of the net proceeds of our public offering, including the funds held in the trust account (excluding deferred underwriting discounts and commissions), to complete a business combination with a target business and to pay our expenses relating thereto. The funds used to pay the representative of the underwriters will not be available to us to use in connection with or following the business combination. To the extent that our capital stock is used in whole or in part as consideration to effect a business combination, the remaining proceeds held in the trust account as well as any other net proceeds not expended will be used as working capital to finance the operations of the target business. Such working capital funds could be used in a variety of ways including continuing or expanding the target business’ operations, for strategic acquisitions and for marketing, research and development of existing or new products. Such funds could also be used to repay any operating expenses or finders’ fees which we had incurred prior to the completion of our business combination if the funds available to us outside of the trust account were insufficient to cover such expenses.

We believe that the funds available to us outside of the trust account, including the interest income to be distributed to us, will be sufficient to allow us to operate for a 24 month period following our initial public offering, assuming that a business combination is not consummated during that time. We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, we may need to raise additional funds through a private offering of debt or equity securities if such funds are required to consummate a business combination that is presented to us. We would only consummate such a fund raising simultaneously with the consummation of a business combination.

On November 8, 2007, in connection with our initial public offering, we sold to the underwriters, for $100, an option to purchase up to a total of 550,000 units as compensation for their services. The units issuable upon exercise of the option are identical to those offered in our initial public offering, except that the warrants are exercisable on a cashless basis at a price of $10.00. Although the option is exercisable until November 7, 2012, if we do not consummate a business combination within the prescribed time period and we automatically dissolve and subsequently liquidate our trust account, the option will become worthless.

Warrants liability

Under the terms of the warrant agreement, no warrants will be exercised unless at the time of exercise a prospectus relating to ordinary shares issuable upon exercise of the warrants is current and the ordinary shares have been registered or qualified or deemed to be exempt under the securities laws of the state of residence of the holder of the warrants. We have agreed to meet these conditions and use our best efforts to maintain a current prospectus relating to ordinary shares issuable upon exercise of the redeemable warrants until the expiration of the warrants. The warrant agreement does not specify the consequences or penalty imposed against us in the event we are unable to file and complete an effective registration statement to deliver registered shares.

Amount of equity subject to possible redemption

We will not proceed with a business combination if public stockholders owning 30% or more of the shares sold in our public offering vote against the business combination and exercise their conversion rights. Accordingly, we may effect a business combination if public stockholders owning up to approximately 29.99% of the shares sold in our public offering exercise their conversion rights. If this occurred, we would be required to convert to cash up to approximately 29.99% of the 8,625,000 shares sold in our public offering, or 2,586,638 shares of common stock, at an initial per-share conversion price of approximately $7.92 (for a total of approximately $20,486,172) without taking into account interest earned on the trust account. The deferred underwriting discounts and commissions will only be paid to the underwriters upon completion of a business combination and only with respect to those units for which component shares are not converted. Accordingly, payment of a portion of the deferred underwriting discounts and commissions to the converting stockholders will reduce the amount payable to the underwriters if we consummate a business combination ($2,415,000).

Off-Balance Sheet Commitments and Arrangements

We have not entered into any financial guarantees or other commitments to guarantee the payment obligations of any unconsolidated third parties. In addition, we have not entered into any derivative contracts that are indexed to our shares and classified as shareholders’ equity, or that are not reflected in our financial statements. Furthermore, we do not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity. Moreover, we do not have any variable interest in any unconsolidated entity that provides financing, liquidity, market risk or credit support to us or engages in leasing, hedging or research and development services with us.

Contractual Obligations

We have agreed to pay Surfmax Corporation, a company wholly-owned by George Lu, our Chief Executive Officer and President, $7,500 per month for office space and general and administrative services. Other than the $7,500 per month fee payable to Surfmax Corporation for office space and general and administrative services, as of December 31, 2007, we had no contractual obligations or commitments.

Our legal counsel has agreed to cap its legal fees incurred in our initial public offering at $350,000, provided that any excess fees shall be paid by us upon the completion of a Business Combination. The legal fees in excess of the capped amount totaled $409,908.

Total underwriting discounts on the gross proceeds of our initial public offering was $4,830,000. This amount includes $2,415,000 of the underwriting discounts that the underwriters have agreed will not be payable unless and until our company consummates a Business Combination.

ITEM 7A:	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is a broad term for the risk of economic loss due to adverse changes in the fair value of a financial instrument. These changes may be the result of various factors, including interest rates, foreign exchange rates, commodity prices and/or equity prices. $68,090,685 of the net offering proceeds has been placed into a trust account at LaSalle Bank National Association maintained by LaSalle Bank National Association, acting as trustee. Additionally, $2,415,000 of the proceeds attributable to the underwriters’ discounts has also been deposited into the trust account. The proceeds held in trust will only be invested in United States “government securities,” defined as any Treasury Bill issued by the United States having a maturity of 180 days or less. Thus, we are subject to market risk primarily through the effect of changes in interest rates on government securities. In addition, following a business combination, it is possible that some or all of our revenues and expenses may be denominated in non-United States currencies, primarily Renminbi, which could subject us to increased risks relating to foreign exchange rate fluctuations that could have a material adverse effect on our business, financial condition and operating results.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial statements are attached hereto beginning with page F-1

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A:	CONTROLS AND PROCEDURES

An evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2007 was made under the supervision and with the participation of our management, including our principal executive officers and our principal financial officer. Based on that evaluation, they concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that information required to be disclosed by us in the reports that we file or submit under the act is accumulated and communicated to our management, including our executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

This annual report does not include a report of management’s assessment regarding internal control over financial reporting due to a transition period established by the rules of the Securities and Exchange Commission for newly public companies.

During the most recently completed fiscal quarter, there have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE AND CORPORATE GOVERNANCE

Pursuant to General Instruction G(3) of Form 10-K, the information contained under the headings “Election of Directors – Nominees for Election for Terms Expiring in 2008” and “ – Executive Officers Who Are Not Directors,” “Security Ownership – Section 16(a) Beneficial Ownership Reporting Compliance,” and “Corporate Governance and the Board of Directors – Committees of the Board” and “– Code of Ethics” in the Company’s Proxy Statement for the 2008 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

Pursuant to General Instruction G(3) of Form 10-K, the information contained under the headings “Corporate Governance and the Board of Directors – Director Compensation” and “Executive Compensation” (except for the “Compensation Committee Report”) in the Company’s Proxy Statement for the 2008 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Pursuant to General Instruction G(3) of Form 10-K, the information contained under the headings “Security Ownership – Security Ownership of Management” and “– Security Ownership of Certain Beneficial Owners” and “Executive Compensation – Equity Compensation Plans” in the Company’s Proxy Statement for the 2008 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Pursuant to General Instruction G(3) of Form 10-K, the information contained under the heading “Executive Compensation – Transactions with Management and Related Persons” in the Company’s Proxy Statement for the 2008 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Pursuant to General Instruction G(3) of Form 10-K, the information contained under the headings “Audit Information – Fees of Independent Public Accountants” and “– Pre-Approval Policies” in the Company’s Proxy Statement for the 2008 Annual Meeting of Shareholders is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(1) Financial Statements

See Index to Consolidated Financial Statements commencing on Page F-1.

(2) Financial Statement Schedules

All supplemental schedules have been omitted since the required information is not present in amounts sufficient to require submission of the schedule, or because the required information is included in the consolidated financial statements or notes thereto.

(3) Exhibits

The following exhibits are filed as part of this report:

3.1	Form of Second Amended and Restated Certificate of Incorporation*

3.2	Amended and Restated By-laws.*

4.1	Specimen Unit Certificate.*

4.2	Specimen Common Stock Certificate.*

4.3	Specimen Warrant Certificate.*

4.4	Form of Unit Purchase Option to be granted to Representative.*

4.5	Form of Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant.*

10.1	Letter Agreement among the Registrant, Morgan Joseph & Co. Inc. and George Lu and Yanmei May Yang.*

10.2	Letter Agreement among the Registrant, Morgan Joseph & Co. Inc. and Louis Koo.*

10.3	Letter Agreement among the Registrant, Morgan Joseph & Co. Inc. and Yuxiao Zhang.*

10.4	Letter Agreement among the Registrant, Morgan Joseph & Co. Inc., Fame Mount Limited and Jianming Yu.*

10.5	Letter Agreement among the Registrant, Morgan Joseph & Co. Inc. and William Hsu.*

10.6	Letter Agreement among the Registrant, Morgan Joseph & Co. Inc. and William Sharp.*

10.7	Letter Agreement among the Registrant, Morgan Joseph & Co. Inc. and Jun Lei.*

10.8	Letter Agreement among the Registrant, Morgan Joseph & Co. Inc. and Donald Sull.*

10.9	Letter Agreement among the Registrant, Morgan Joseph & Co. Inc. and 2020 Strategic Investments, LLC.*

10.10	Letter Agreement among the Registrant, Morgan Joseph & Co. Inc. and Win Wide International Ltd.*

10.11	Form of Investment Management Trust Agreement between LaSalle Bank National Association and the Registrant.*

10.12	Form of Securities Escrow Agreement between the Registrant, LaSalle Bank National Association, the Initial Stockholders, Surfmax II Co-Investments II, LLC and Win Wide International Ltd.*

10.13	Form of Letter Agreement between Surfmax Corporation and Registrant regarding administrative support.*

10.14	Promissory Note issued to George Lu by the Registrant.*

10.14.1	First Amendment to Promissory Note between the Registrant and George Lu.*

10.15	Promissory Note issued to 2020 International Capital Group Limited by the Registrant.*

10.16	Form of Warrant Purchase Agreement between the Company, Win Wide International Ltd. and Surfmax Co-Investments II, LLC.*

10.17	Form of Registration Rights Agreement among the Registrant and the Initial Stockholders Win Wide International Ltd and Surfmax.*

10.18	Letter Agreement among the Registrant, Morgan Joseph & Co. Inc. and 2020 International Capital Group Limited.*

10.19	Letter Agreement among the Registrant, Morgan Joseph & Co., Inc. and Surfmax Co-Investments II, LLC.*

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Statement of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

*	All incorporated by reference to the registrant’s Registration Statement on Form S-1 (File No. 333- 142255) filed on April 20, 2007, as amended.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

2020 ChinaCap Acquirco, Inc.

Date: April 14, 2008	By:	/s/ G. GEORGE LU
G. George Lu
Chairman, Chief Executive Officer and President
(Principal Executive Officer)

Date: April 14, 2008	By:	/s/ LOUIS F. KOO
Louis F. Koo
Vice Chairman, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of Securities Exchange Act of 1933, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ G. GEORGE LU G. George Lu	Chairman, Chief Executive Officer and President (Principal Executive Officer)	April 14, 2008

/s/ LOUIS F. KOO Louis F. Koo	Vice Chairman, Chief Financial Officer, Treasurer and Principal Accounting Officer	April 14, 2008

/s/ YUXIAO ZHANG	Executive Director and Vice President – Business Development	April 14, 2008
Yuxiao Zhang

/s/ WILLIAM HSU	Director	April 14, 2008

/s/ JUN LEI	Director	April 14, 2008
Jun Lei

/s/ WILLIAM SHARP	Director	April 14, 2008
William Sharp

/s/ JIANMING YU	Director	April 14, 2008
Jianming Yu

	Director	April 14, 2008
Meng Ann Lim

2020 CHINACAP ACQUIRCO, INC.

(A DEVELOPMENT STAGE COMPANY)

INDEX TO FINANCIAL STATEMENTS

Index	F-1

Report of Independent Registered Public Accounting Firm	F-2

Financial Statements

Balance Sheets as of December 31, 2007 and 2006	F-3

Statements of Operations for the periods from January 1, 2007 to December 31, 2007, August 21, 2006 (date of inception) to December 31, 2006 and August 21, 2006 (date of inception) to December  31, 2007

F-4

Statement of Stockholders’ Equity for the period from August 21, 2006 (date of inception) through December 31, 2007	F-5

Statements of Cash Flows for the periods from January 1, 2007 to December 31, 2007, August 21, 2006 (date of inception) to December 31, 2006 and August 21, 2006 (date of inception) to December  31, 2007

F-6

Notes to Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors

2020 ChinaCap Acquirco, Inc.

We have audited the accompanying balance sheet of 2020 ChinaCap Acquirco, Inc. (a development stage company) as of December 31, 2007 and 2006, and the related statements of operations, stockholders’ equity and cash flows for each of the periods from January 1, 2007 to December 31, 2007, August 21, 2006 (date of inception) to December 31, 2006 and August 21, 2006 (date of inception) to December 31, 2007 (cumulative). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of 2020 ChinaCap Acquirco, Inc. as of December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the periods from January 1, 2007 to December 31, 2007, August 21, 2006 (date of inception) to December 31, 2006 and August 21, 2006 (date of inception) to December 31, 2007 (cumulative) in conformity with accounting principles generally accepted in the United States of America.

/s/ GROBSTEIN, HORWATH & COMPANY LLP

Sherman Oaks, California

March 20, 2008

2020 CHINACAP ACQUIRCO, INC.

(a development stage company)

BALANCE SHEETS

	December 31, 2007	December 31, 2006
ASSETS

Current assets:
Cash and cash equivalents	$269,040	$9,988
Prepaid expenses	16,333	—
Cash held in trust fund	68,182,942	—

Total current assets	68,468,315	9,988
Deferred offering costs	—	54,389

Total assets	$68,468,315	$64,377

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accrued offering costs	$542,879	$9,745
Accrued expenses	28,948	—
Accrued income taxes	1,225	—
Payable to stockholders	20,244	10,823
Notes payable to stockholders	127,291	47,534

Total current liabilities	720,587	68,102

Long-term liabilities
Deferred underwriters’ fee	2,415,000	—

Total liabilities	3,135,587	68,102

Common stock, subject to possible redemption, 2,586,638shares, at redemption value	20,486,172	—

Shareholders’ equity:
Preferred stock - par value of $0.0001 per share, 1,000,000 shares authorized, nil issued and outstanding	—	—
Common stock - par value of $0.0001 and $0.01 per share, 25,000,000 and 3,000 shares authorized, 10,500,000 and 100 shares issued and outstanding	1,050	1
Additional paid-in capital	44,838,564	99
Retained earnings (deficit accumulated during the development stage)	6,942	(3,825)

Total shareholders’ equity (deficit)	44,846,556	(3,725)

Total liabilities and shareholders’ equity	$68,468,315	$64,377

See accompanying notes to financial statements

2020 CHINACAP ACQUIRCO, INC.

(a development stage company)

STATEMENTS OF OPERATIONS

	January 1, 2007 To December 31, 2007	August 21, 2006 (date of inception) To December 31, 2006	August 21, 2006 (date of inception) To December 31, 2007 (Cumulative)
Interest income	$92,257	$—	$92,257
Organization costs	80,265	3,825	84,090

Profit (loss) before income taxes	11,992	(3,825)	8,167

Income tax provision	1,225	—	1,225

Net profit (loss)	$10,767	$(3,825)	$6,942

Net profit (loss) per share – basic and diluted	$0.00	$(38.25)

Weighted average shares of common stock outstanding – basic and diluted	2,773,981	100

See accompanying notes to financial statements.

2020 CHINACAP ACQUIRCO, INC.

(a development stage company)

STATEMENT OF SHAREHOLDERS’ EQUITY

(In U.S. dollars, except share data)

	Common Stock		Additional Paid-in Capital	Retained Earnings (Deficit Accumulated During the Development Stage)	Total Shareholders’ Equity
	Shares	Amount
Common stock issued on inception at $0.01 per share	100	$1	$99	$—	$100

Net loss	—	—	—	(3,825)	(3,825)

Balance at December 31, 2006	100	$1	$99	$(3,825)	$(3,725)

Issuance of common stock at $0.0001 per share	1,874,900	187	24,713	—	24,900

Sales of 7,500,000 units on November 15, 2007 at a price of $8 per unit, net of underwriters’ discount and offering costs (including 2,249,999 shares subject to possible redemption)	7,500,000	750	54,664,936	—	54,665,686

Sales of 1,125,000 units on November 26, 2007 at a price of $8 per unit, net of underwriters’ discount and offering costs (including 336,639 shares subject to possible redemption)	1,125,000	112	8,369,888	—	8,370,000

Common stock, subject to possible redemption, 2,586,638 shares	—	—	(20,486,172)	—	(20,486,172)

Proceeds from issuance of warrants	—	—	2,265,000	—	2,265,000

Proceeds from issuance of options	—	—	100	—	100

Net profit	—	—	—	10,767	10,767

Balance at December 31, 2007	10,500,000	$1,050	$44,838,564	$6,942	$44,846,556

See accompanying notes to financial statements

2020 CHINACAP ACQUIRCO, INC.

(a development stage company)

STATEMENTS OF CASH FLOWS

	January 1, 2007 To December 31, 2007	August 21, 2006 (date of inception) To December 31, 2006	August 21, 2006 (date of inception) through December 31, 2007 (Cumulative)
Cash flows from operating activities:
Net profit (loss)	$10,767	$(3,825)	$6,942

Adjustments to reconcile net profit (loss) to net cash provided by (used in) operating activities Increase in:
Accrued expenses	28,948	—	28,948
Income tax payables	1,225	—	1,225
Prepaid expenses	(16,333)	—	(16,333)

Net cash provided by (used in) operating activities	24,607	(3,825)	20,782

Net cash (used in) investing activities:
Cash held in trust fund	(68,182,942)	—	(68,182,942)

Cash flows from financing activities:

Proceeds from issuing common stocks	24,900	100	25,000
Proceeds from issuances of notes payable to stockholders	80,000	50,000	130,000
Proceeds from issuance of warrants	2,265,000	—	2,265,000
Gross proceeds from public offering	60,000,000	—	60,000,000
Gross proceeds from exercise of overallotment options in the offering	9,000,0000		9,000,0000
Payments for underwriters’ discount and offering cost	(2,952,370)	(33,821)	(2,986,191)
Proceeds from issuance of option	100	—	100
Principal payments on notes payable	(243)	(2,466)	(2,709)

Net cash provided by financing activities	68,417,387	13,813	68,431,200

Net increase in cash and cash equivalents	259,052	9,988	269,040
Cash and cash equivalents, beginning of the period	9,988	—	—

Cash and cash equivalents, end of the period	$269,040	$9,988	$269,040

Supplemental schedule of non-cash financing activities:
Accrual of deferred offering costs	$533,134	$9,745	$542,879

Deferred offering costs advanced by stockholders	$9,421	$10,823	$20,244

Deferred underwriters’ fee	$2,415,000	$—	$2,415,000

See accompanying notes to financial statements.

2020 CHINACAP ACQUIRCO, INC.

(a development stage company)

NOTES TO FINANCIAL STATEMENTS

1. Organization, Business Operations and Summary of Significant Accounting Policies

2020 ChinaCap Acquirco, Inc. (the “Company”) was incorporated in Delaware on August 21, 2006 as a public acquisition company whose objective is to acquire an operating business that either: (1) is located in the People’s Republic of China, the Hong Kong Special Administrative Region or the Macau Special Administrative Region (collectively, “China”), (2) has its principal operations located in China, or, (3) in the view of the Board of Directors of the Company, would benefit from establishing operations in China. Upon formation, the authorized share capital was 3,000 shares of common stock with par value of $0.01 per share. According to the preorganization subscription agreement dated August 18, 2006 with the director and stockholder, the Company issued 100 shares of common stock with par of $0.01 per share to the stockholder at $1.00 each. On January 31, 2007, the stockholder and the director effected several changes to the Company’s corporate structure by consent in lieu of a special meeting, and amended its Certificate of Incorporation as follows:

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

At December 31, 2007, the Company had not yet commenced any operations. All activities through December 31, 2007 were related to the Company’s formation and the public offering described below. The Company has selected December 31 as its fiscal year-end.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of its public offering. Although substantially all of the net proceeds of its public offering are intended to be generally applied toward consummating a business combination with an operating business that has its principal operations located in China (“Business Combination”), there is no assurance that the Company will be able to successfully effect a Business Combination. Upon closing of the Offering, $7.92 per Unit of the proceeds from the Offering, net of all applicable discounts and commissions but inclusive of $0.28 per Unit in deferred underwriting compensation and the proceeds from the sale of the Insider Warrants (as defined below) were deposited and held in a trust account for the benefit of the Company. The corpus of the Trust Account will be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act until the earlier of (i) the consummation of its first Business Combination or (ii) liquidation of the Company. The placing of funds in the Trust Account may not protect those funds from third party claims against the Company. Although the Company will seek to have all vendors, prospective target businesses or other entities it engages, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account, there is no guarantee that they will execute such agreements.

The Company’s executive officers and Dr. Jianming Yu, one of the Company’s directors, and certain entities controlled by these executive officers and Dr. Jianming Yu have agreed that they will be personally liable

2020 CHINACAP ACQUIRCO, INC.

(a development stage company)

NOTES TO FINANCIAL STATEMENTS—(Continued)

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

With respect to a Business Combination which is approved and consummated, any Public Stockholder who voted against the Business Combination may demand that the Company convert his or her shares. The per share conversion price will equal the amount in the Trust Account, calculated as of two business days prior to the consummation of the proposed Business Combination, divided by the number of shares of common stock held by Public Stockholders at the consummation of the Offering. Accordingly, Public Stockholders holding up to 29.99% of the aggregate number of shares owned by all Public Stockholders may seek conversion of their shares in the event of a Business Combination. Such Public Stockholders are entitled to receive their per share interest in the Trust Account computed without regard to the shares held by Initial Stockholders.

If the Company has not completed a Business Combination by November 8, 2009, its corporate existence will cease except for the purposes of winding up its affairs and it will liquidate. In the event of liquidation, it is likely that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the initial public offering price per share in the Offering (assuming no value is attributed to the Warrants contained in the Units offered in the Offering discussed in Note 2).

Summary of Significant Accounting Policies

Development stage company:

The Company complies with the reporting requirements of Statements of Financial Accounting Standards (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises.”

Net profit (loss) per common share:

The Company complies with accounting and disclosure requirements of SFAS No. 128, “Earnings Per Share.” Net profit (loss) per common share is computed by dividing profit (loss) by the weighted average number of common shares outstanding for the period. Except where the result would be antidilutive, profit (loss) per share of common stock, assuming dilution, reflects the maximum potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock and would then share in the net profit (loss) of the Company.

2020 CHINACAP ACQUIRCO, INC.

(a development stage company)

NOTES TO FINANCIAL STATEMENTS—(Continued)

Concentration of credit risk:

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and money market accounts in a financial institution, which at times, exceeds the Federal depository insurance coverage of $100,000. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

Income taxes:

The Company complies with SFAS No. 109, “Accounting for Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

Effective January 1, 2007, the Company adopted the provisions of the Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”). There were no unrecognized tax benefits as of January 1, 2007 and as of December 31, 2007. FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at January 1, 2007. There was no change to this balance at December 31, 2007. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position. The adoption of the provisions of FIN 48 did not have a material impact on the Company’s financial position, results of operations and cash flows.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations”, which replaces SFAS No. 141, “Business Combinations.” SFAS No. 141(R) establishes principles and requirements for determining how an enterprise recognizes and measures the fair value of certain assets and liabilities acquired in a business combination, including noncontrolling interests, contingent consideration, and certain acquired contingencies. SFAS No. 141(R) also requires acquisition-related transaction expenses and restructuring costs be expensed as incurred rather than capitalized as a component of the business combination. SFAS No. 141(R) will be applicable

2020 CHINACAP ACQUIRCO, INC.

(a development stage company)

NOTES TO FINANCIAL STATEMENTS—(Continued)

prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. SFAS No. 141(R) would have an impact on accounting for any businesses acquired after the effective date of this pronouncement.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51”. SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary (previously referred to as minority interests). SFAS No. 160 also requires that a retained noncontrolling interest upon the deconsolidation of a subsidiary be initially measured at its fair value. Upon adoption of SFAS No. 160, the Company would be required to report any noncontrolling interests as a separate component of stockholders’ equity. The Company would also be required to present any net income allocable to noncontrolling interests and net income attributable to stockholders of the Company separately in its consolidated statements of income. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. SFAS No. 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of SFAS No. 160 shall be applied prospectively. SFAS No. 160 would have an impact on the presentation and disclosure of the noncontrolling interests of any non wholly-owned businesses acquired in the future.

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

2. Public Offering

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

On November 26, 2007, the underwriters of the Offering exercised their over-allotment option to the extent of 1,125,000 Units. The 8,625,000 Units sold in the Offering, including the 1,125,000 Units subject to the over-allotment option, were sold at an offering price of $8.00 per Unit, generating gross proceeds of $69,000,000. $68,090,685, including $2,265,000 of proceeds from the previously-announced private placement of the warrants issued to entities affiliated with the management team, has been placed in the Trust Account.

The Company paid the underwriters in the Offering an underwriting discount of 3.5% of the gross proceeds of the Offering. The underwriters have agreed that an additional 3.5% of the underwriting discount will not be

2020 CHINACAP ACQUIRCO, INC.

(a development stage company)

NOTES TO FINANCIAL STATEMENTS—(Continued)

payable unless and until the Company completes a Business Combination and have waived their right to receive such payment upon the Company’s liquidation if it is unable to complete a Business Combination. The Company has also issued a unit purchase option for $100 to Morgan Joseph to purchase 550,000 Units at an exercise price of $10.00 per Unit. The Units issuable upon exercise of this option are identical to the Units offered in the Offering. The Company accounted for the fair value of the unit purchase option, inclusive of the receipt of the $100 cash payment, as an expense of the Offering resulting in a charge directly to stockholders’ equity. The Company estimates that the fair value of this unit purchase option is approximately $1,657,226 ($3.01 per Unit) using a Black-Scholes option-pricing model. The fair value of the unit purchase option granted to the underwriters is estimated as of the date of grant using the following assumptions: (1) expected volatility of 45.46%, (2) risk-free interest rate of 3.67%, and (3) expected life of 5 years. The unit purchase option may be exercised for cash or on a “cashless” basis, at the holder’s option, such that the holder may use the appreciated value of the unit purchase option (the difference between the exercise prices of the unit purchase option and the underlying Warrants and the market price of the Units and underlying securities) to exercise the unit purchase option without the payment of any cash. The Company will have no obligation to net cash settle the exercise of the unit purchase option or the Warrants underlying the unit purchase option. If the holder is unable to exercise the unit purchase option or underlying Warrants, the unit purchase option or Warrants, as applicable, will expire worthless.

3. Deferred and Accrued Offering Costs

Deferred offering costs consist principally of legal, underwriting fees and other costs incurred through the balance sheet date that are directly related to the Offering and that were charged to stockholders’ equity upon the receipt of the capital raised.

The Company’s legal counsel has agreed to cap its legal fees at $350,000, provided that any excess fees shall be paid by the Company upon the completion of a Business Combination. Total legal fees payable included in accrued offering costs were $409,908 and $9,745 as of December 31, 2007 and 2006, respectively.

Upon competition of the Offering of 8,625,000 Units (including 1,125,000 Units pursuant to the underwriters’ over-allotment option sold on November 26, 2007) at a price of $8 per unit. The Company received net proceeds of approximately $68,240,685 from the Offering, after deducting offering expenses of approximately $5,439,315 which included underwriting discounts of $4,830,000. This amount includes $2,415,000 of the underwriting discounts and commissions due which the underwriters have agreed will not be payable unless and until the Company consummates a Business Combination.

4. Notes Payable to Stockholders

In December 2006, the Company issued a $50,000 unsecured promissory note to one of its Initial Stockholders, who is also an officer and director of the Company. Under the terms of the note, as amended, the Company may reduce the amount of the note payable by offsetting any funds advanced by the Company to third parties at the direction of the lender. The amount of the note payable has been reduced in this manner to $47,291 and $47,534 as of December 31, 2007 and 2006, respectively. The note payable is non-interest bearing and was initially payable on the earlier of December 17, 2007 or the consummation of the Offering. On November 15, 2007, the holders of the $50,000 unsecured promissory note and the Company agreed to extend the repayment date of the unsecured promissory note to March 31, 2008. Due to the short-term nature of the note, the fair value of the note approximates its carrying amount.

2020 CHINACAP ACQUIRCO, INC.

(a development stage company)

NOTES TO FINANCIAL STATEMENTS—(Continued)

In April 2007, the Company issued a $80,000 unsecured promissory note to 2020 International Capital Group Limited, the beneficial owner of a majority of the outstanding shares of stock of the Company. The note payable is non-interest bearing and was payable on the earlier of April 5, 2008 or the consummation of the Initial Public Offering. On November 15, 2007, the holders of the $80,000 unsecured promissory note and the Company agreed to extend the repayment date of the unsecured promissory note to March 31, 2008. Due to the short-term nature of the note, the fair value of the note approximates its carrying amount.

5. Related Party Transactions

Payable to stockholders

Stockholders of the Company have advanced funds to settle certain deferred offering costs and expenses on behalf of the Company. The advances are non-interest bearing and are payable on demand.

Lease from related party

The Company presently occupies office space provided by a company owned by the Company’s Chairman of the Board, Chief Executive Officer and President. Such entity has agreed that, until the Company consummates a Business Combination, it will make such office space, as well as utilities, administrative, technology and secretarial services, available to the Company, as may be required by the Company from time to time. The Company has agreed to pay such entity $7,500 per month for such services commencing on November 8, 2007. The Company has incurred rental expense of $15,000 and nil for the years ended December 31, 2007 and 2006, respectively.

Other transactions

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

2020 CHINACAP ACQUIRCO, INC.

(a development stage company)

NOTES TO FINANCIAL STATEMENTS—(Continued)

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

6. Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. As of December 31, 2007 and 2006, no preferred stock is issued and outstanding. The agreement with the underwriters prohibits the Company, prior to a Business Combination, from issuing preferred stock which participates in the proceeds of the Trust Account or which votes as a class with the Common Stock on a Business Combination.

7. Income Tax

Deferred income taxes are provided for the differences between the bases of assets and liabilities for financial reporting and income tax purposes. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized. Management did not record the impact of deferred taxes as they were deemed immaterial. The current provision for federal, state and local taxes, which is included in the accompanying statement of operations, amounted to $1,225 for the year ended December 31, 2007, nil for the period from August 21, 2006 (Inception) to December 31, 2006, and $1,225 from August 21, 2006 (Inception) to December 31, 2007.

8. Amount of Equity Subject to Possible Redemption

The Company is required to obtain shareholder approval for any business combination of a target business. In the event that public stockholders owning 30% or more of the shares sold in the Offering vote against a Business Combination, the Company will not proceed with a Business Combination if the public stockholders exercise their redemption rights. That is, the Company can still effect a Business Combination if the public stockholders owning up to approximately 29.99% of the shares sold in the Offering exercise their redemption rights.

This redemption obligation with respect to up to 29.99% of the shares sold in the Offering will exist regardless of how a Business Combination is structured. That is, the Company would be required to redeem up to an amount equal to the product of approximately 29.99% of the 8,625,000 ordinary shares sold in the Offering (or 2,586,638 ordinary shares) multiplied by an initial cash per-share redemption price of $7.92. The actual per-share redemption price will be equal to the quotient of the amount in the Trust Account plus all accrued interest not previously released to the Company, as of two business days prior to the proposed consummation of the Business Combination, divided by 8,625,000 shares of common stock. However, the ability of stockholders to receive $7.92 per unit is subject to any valid claims by the Company’s creditors which are not covered by amounts held in the Trust Account or the indemnities provided by the Company’s officers and directors. The

2020 CHINACAP ACQUIRCO, INC.

(a development stage company)

NOTES TO FINANCIAL STATEMENTS—(Continued)

expected redemption price per share is greater than each stockholder’s initial pro rata share of the Trust Account of approximately $7.64 per share. Of the excess redemption price, approximately $0.28 per share represents a portion of the underwriters’ contingent fee, which they have agreed to forego for each share that is redeemed. Accordingly, the total deferred underwriting compensation payable to the underwriters in the event of a business combination will be reduced by approximately $0.28 for each share that is redeemed. The balance will be paid from proceeds held in the Trust Account, which are payable to the Company upon consummation of a business combination. Even if less than 30% of the stockholders exercise their redemption rights, the Company may be unable to consummate a business combination if such redemption leaves the Company with funds insufficient to acquire or merge with a business with a fair market value greater than 80% of the Company’s net assets at the time of such acquisition, which would be in violation of a condition to the consummation of the Company’s initial business combination, and as a consequence, the Company may be forced to find additional financing to consummate such a business combination, consummate a different business combination or liquidate.

Accordingly, under the provision of EITF D-98, Classification and Measurement of Redeemable Securities, the Company has classified 29.99% of the net proceeds from the Offering, or $20,486,172, outside permanent equity.