Form 10-Q
period 2008-03-31
2020 ChinaCap Acquirco, Inc.
filed 2008-05-14
CIK 1396016

UNITED STATES SECURITIES AND EXCHANGE

COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filed  ☐    Accelerated filer  ☐

Non-accelerated filer  ☐    Smaller reporting company  ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 8, 2008, 10,500,000 shares of the registrant’s common stock, par value $0.0001 per share, were outstanding.

2020 CHINACAP ACQUIRCO, INC.

Page
PART I — FINANCIAL INFORMATION

Item 1. Financial Statements
Balance Sheets as of March 31, 2008 (unaudited) and December 31, 2007	3
Statements of Operations (unaudited) for the three months ended March 31, 2008 and 2007, and from August 21, 2006 (date of inception) to March 31, 2008	4
Statement of Stockholders’ Equity (unaudited) for the period from August 21, 2006 (date of inception) to March 31, 2008	5
Statements of Cash Flows (unaudited) for the three months ended March 31, 2008 and 2007, and from August 21, 2006 (date of inception) to March 31, 2008	6
Notes to Financial Statements (unaudited)	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
Item 3. Quantitative and Qualitative Disclosures about Market Risk	15
Item 4. Controls and Procedures	15

PART II – OTHER INFORMATION

Item 1. Legal Proceedings	16
Item 1A. Risk Factors	16
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	16
Item 3. Defaults upon Senior Securities	16
Item 4. Submission of Matters to a Vote of the Security Holders	16
Item 5. Other Information	16
Item 6. Exhibits	16

SIGNATURES	17

INDEX TO EXHIBITS

Certification by Principal Executive Officer Pursuant to Section 302
Certification by Principal Financial Officer Pursuant to Section 302
Certification by Principal Executive Officer and Principal Financial Officer Pursuant to Section 906

Item 1.	Financial Statements

2020 CHINACAP ACQUIRCO, INC.

(a development stage company)

BALANCE SHEETS

	Unaudited March 31, 2008	Audited December 31, 2007
ASSETS
Current Assets
Cash and cash equivalents	$199,272	$269,040
Prepaid expenses	4,083	16,333
Cash held in trust fund	68,263,505	68,182,942

TOTAL ASSETS	$68,466,860	$68,468,315

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accrued offering costs	$413,066	$542,879
Accrued expenses	68,482	28,948
Accrued income taxes	89,541	1,225
Payable to stockholders	17,049	20,244
Notes payable to stockholders	—	127,291

Total current liabilities	588,138	720,587

Long-term Liabilities
Deferred underwriters’ fees	2,415,000	2,415,000

TOTAL LIABILITIES	3,003,138	3,135,587

Common stock, subject to possible redemption, 2,586,638 shares, at redemption value	20,486,172	20,486,172

STOCKHOLDERS’ EQUITY
Preferred stock — $0.0001 par value; 1,000,000 shares authorized; nil issued and outstanding	—	—
Common stock—par value of $0.0001 per share, 25,000,000 shares authorized, 10,500,000 shares issued and outstanding	1,050	1,050
Additional paid-in capital	44,838,564	44,838,564
Retained earnings	137,936	6,942

Total stockholders’ equity	44,977,550	44,846,556

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$68,466,860	$68,468,315

See notes to financial statements

2020 CHINACAP ACQUIRCO, INC.

(a development stage company)

STATEMENTS OF OPERATIONS

	Unaudited January 1, 2008 to March 31, 2008	Unaudited January 1, 2007 to March 31, 2007	Unaudited August 21, 2006 (date of inception) to March 31, 2008 (Cumulative)
Interest income	$454,285	$—	$546,542
G & A expenses	234,975	4,853	319,065

Profit (loss) before income taxes	219,310	(4,853)	227,477
Income taxes provision	88,316	—	89,541

Net profit (loss)	$130,994	$(4,853)	$137,936

Net profit (loss) per share – basic and diluted	$0.01	$(0.01)

Weighted average number of shares outstanding – basic and diluted	10,500,000	1,249,966

See accompanying notes to financial statements

2020 CHINACAP ACQUIRCO, INC.

(a development stage company)

STATEMENT OF STOCKHOLDERS’ EQUITY

(In U.S. dollars, except share data)

(Unaudited)

For the period from August 21, 2006 (date of inception) to March 31, 2008

	Common Stock
	Shares	Amount	Additional paid-in capital	Retained Earnings/ (Deficit accumulated during the development Stage)	Total Stockholders’ Equity
Issuance of common stock to founders and insiders on August 21, 2006 at $0.01 per share	100	$1	$99	$—	$100
Net loss	—	—	—	(3,825)	(3,825)

Balance at December 31, 2006	100	1	99	(3,825)	(3,725)
Issuance of common stock at $0.0001 per share	1,874,900	187	24,713	—	24,900
Sales of 7,500,000 units on November 15, 2007 at a price of $8 per unit, net of underwriters’ discount and offering costs (including 2,249,999 shares subject to possible redemption)	7,500,000	750	54,664,936	—	54,665,686
Sales of 1,125,000 units on November 26, 2007 at a price of $8 per unit, net of underwriters’ discount and offering costs (including 336,639 shares subject to possible redemption)	1,125,000	112	8,369,888	—	8,370,000
Common stock, subject to possible redemption, 2,586,638 shares	—	—	(20,486,172)	—	(20,486,172)
Proceeds from issuance of warrants	—	—	2,265,000	—	2,265,000
Proceeds from issuance of options	—	—	100	—	100
Net profit	—	—	—	10,767	10,767

Balance at December 31, 2007	10,500,000	1,050	44,838,564	6,942	44,846,556
Net profit	—	—	—	130,994	130,994

Balance at March 31, 2008	10,500,000	$1,050	$44,838,564	$137,936	$44,977,550

See accompanying notes to financial statements

2020 CHINACAP ACQUIRCO, INC.

(a development stage company)

STATEMENTS OF CASH FLOWS

(Unaudited)

	January 1, 2008 to March 31, 2008	January 1, 2007 to March 31, 2007	August 21, 2006 (date of inception) to March 31, 2008 (Cumulative)
Cash Flows from Operating Activities
Net profit (loss)	$130,994	$(4,853)	$137,936
Adjustments to reconcile net profit loss to net cash provided by (used in) operating activities
Change in assets and liabilities:
Accrued expenses	39,534	—	(61,331)
Accrued income taxes	88,316	—	89,541
Prepaid expenses	12,250	—	(4,083)

Net cash provided by (used in) operating activities	271,094	(4,853)	162,063

Net Cash used in Investing Activities
Cash held in trust fund	(80,563)	—	(68,263,505)

Cash Flows from Financing Activities
Proceeds from issuance of common stock	—	24,900	25,000
Proceeds from the issuance of notes payable to stockholders	—	80,000	130,000
Proceeds from issuance of warrants	—	—	2,265,000
Gross proceeds from public offering	—	—	60,000,000
Gross proceeds from exercise of overallotment options in the offering	—	—	9,000,000
Proceeds from issuance of option			100
Payments for underwriters’ discount and offering costs	(133,008)	(12,896)	(2,989,386)
Principal payments on notes payables	(127,291)	(80,243)	(130,000)

Net cash provided by (used in) financing activities	(260,299)	11,761	68,300,714

Net increase (decrease) in cash	(69,768)	6,908	199,272
Cash and cash equivalents, beginning of the period	269,040	9,988	—

Cash and cash equivalents, end of the period	$199,272	$16,896	$199,272

Supplemental schedule of non-cash financing activities:
Accrual of deferred offering costs	$—	$219,893	$413,066

Deferred offering costs advanced by stockholders	$(3,195)	$—	$20,244

Deferred underwriters’ fee	$—	$—	$2,415,000

See accompanying notes to financial statements

2020 CHINACAP ACQUIRCO, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note 1 – Interim Financial Information

The financial statements at March 31, 2008 and for the periods ended March 31, 2008 have been prepared by the Company and are unaudited. In the opinion of management, all adjustments (consisting of normal accruals and recurring items) have been made that are necessary to present fairly the financial position of 2020 Chinacap Acquirco, Inc. (the “Company”) as of March 31, 2008 and the results of its operations and cash flows for the periods ended March 31, 2008 and 2007. Operating results presented for the interim periods are not necessarily indicative of the results to be expected for any other interim period or for the full year.

These unaudited financial statements should be read in conjunction with the financial statements and notes thereto for the period ended December 31, 2007 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on April 15, 2008. The accounting policies used in preparing these unaudited financial statements are consistent with those described in such filing.

Note 2 – Organization, Business Operations and Summary of Significant Accounting Policies

The Company was incorporated in Delaware on August 21, 2006 as a public acquisition company whose objective is to acquire an operating business that either: (1) is located in the People’s Republic of China, the Hong Kong Special Administrative Region or the Macau Special Administrative Region (collectively, “China”), (2) has its principal operations located in China, or (3) in the view of the Board of Directors of the Company, would benefit from establishing operations in China. Upon formation, the authorized share capital was 3,000 shares of common stock with par value of $0.01 per share. According to the preorganization subscription agreement dated August 18, 2006 with the director and initial stockholder, the Company issued 100 shares of common stock with par of $0.01 per share to the initial stockholder at $1.00 each. On January 31, 2007, the initial stockholder and the director effected several changes to the Company’s corporate structure by consent in lieu of a special meeting, and amended its Certificate of Incorporation as follows:

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

At March 31, 2008, the Company had not yet commenced any operations. All activities through March 31, 2008 were related to the Company’s formation and the public offering described below in Note 3 (the “Offering”). The Company has selected December 31 as its fiscal year-end.

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

If the Company has not completed a Business Combination by November 8, 2009, its corporate existence will cease except for the purposes of winding up its affairs and it will liquidate. In the event of liquidation, it is likely that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the initial public offering price per share in the Offering (assuming no value is attributed to the Warrants contained in the Units offered in the Offering discussed in Note 3).

Summary of Significant Accounting Policies

Development stage company:

The Company complies with the reporting requirements of Statements of Financial Accounting Standards (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises.”

Net profit (loss) per common share:

The Company complies with accounting and disclosure requirements of SFAS No. 128, “Earnings Per Share.” Net profit (loss) per common share is computed by dividing net profit (loss) by the weighted average number of common shares outstanding for the period, except where the result would be antidilutive. Net profit (loss) per share of common stock, assuming dilution, reflects the maximum potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock and would then share in the net profit (loss) of the Company.

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

Effective January 1, 2007, the Company adopted the provisions of the Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”). There were no unrecognized tax benefits as of December 31, 2007 or March 31, 2008. FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at December 31, 2007 or March 31, 2008. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position. The adoption of the provisions of FIN 48 did not have a material impact on the Company’s financial position, results of operations and cash flows.

Recently issued accounting standards:

In December 2007, FASB issued SFAS No. 141R, Business Combinations. SAFA No. 141R replaces SFAS No. 141, Business Combinations . SFAS No. 141R establishes principles and requirements for determining how an enterprise recognizes and measures the fair value of certain assets and liabilities acquired in a business combination, including noncontrolling interests, contingent consideration and certain acquired contingencies. SFAS No. 141R also requires acquisition-related transaction expenses and restructuring costs be expensed as incurred rather than capitalized as a component of the business combination. This Statement shall be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Management is currently evaluating the impact of the adoption of this statement; however, it is not expected to have a material impact on our consolidated financial position, results of operation or cash flows.

In December 2007, FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 . SFAS No. 160 requires that accounting and reporting for minority interests will be recharacterized as non-controlling interests and classified as a component of equity. SFAS No. 160 also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS No. 160 applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding non-controlling interest in one or more subsidiaries or that deconsolidate a subsidiary. This Statement shall be effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Management is currently evaluating the impact of the adoption of this statement; however, it is not expected to have a material impact on our consolidated financial position, results of operation or cash flows.

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

Note 3 – Public Offering

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

Note 4 – Deferred and Accrued Offering Costs

Deferred offering costs consist principally of legal fees, underwriting fees and other costs incurred through the balance sheet date that are directly related to the Offering described in Note 3 and that were charged to stockholders’ equity upon the receipt of the capital raised.

The Company’s legal counsel has agreed to cap its legal fees at $350,000, provided that any excess fees shall be paid by the Company upon the completion of a Business Combination. Total legal fees payable included in accrued offering costs were $409,908 and $409,908 as of March 31, 2008 and December 31, 2007, respectively.

Upon completion of the Offering of 8,625,000 Units (including 1,125,000 Units pursuant to the underwriters’ over-allotment option sold on November 26, 2007) at a price of $8 per unit, the Company received net proceeds of approximately $68,240,685 from the Offering, after deducting offering expenses of approximately $5,439,315 which included underwriting discounts of $4,830,000. This amount includes $2,415,000 of the underwriting discounts and commissions due (deferred underwriters’ fees) which the underwriters have agreed will not be payable unless and until the Company consummates a Business Combination.

Note 5 – Notes Payable to Stockholders

In December 2006, the Company issued a $50,000 unsecured promissory note to one of its Initial Stockholders, who is also an officer and director of the Company. Under the terms of the note, as amended, the Company may reduce the amount of the note payable by offsetting any funds advanced by the Company to third parties at the direction of the lender. The amount of the note payable was reduced in this manner to $47,291 as of December 31, 2007. The note payable was non-interest bearing and was initially payable on the earlier of December 17, 2007 or the consummation of the Offering. On November 15, 2007, the holders of the $50,000 unsecured promissory note and the Company agreed to extend the repayment date of the unsecured promissory note to March 31, 2008. Due to the short-term nature of the note, the fair value of the note approximates its carrying amount.

In April 2007, the Company issued a $80,000 unsecured promissory note to 2020 International Capital Group Limited, the beneficial owner of a majority of the outstanding shares of stock of the Company. The note payable was non-interest bearing and was payable on the earlier of April 5, 2008 or the consummation of the Offering. On November 15, 2007, the holders of the $80,000 unsecured promissory note and the Company agreed to change the repayment date of the unsecured promissory note to March 31, 2008.

Both notes were repaid in full by the Company on March 31, 2008.

Note 6 – Related Party Transactions

Payable to Stockholders

Several stockholders of the Company have advanced funds to settle certain deferred offering costs and organization costs on behalf of the Company. The advances are non-interest bearing and are payable on demand. The amount payable to stockholders of $20,244 as of December 31, 2007 was repaid by the Company. The amount payable to the stockholders of $17,049 as of March 31, 2008 represents additional out-of-pocket expenses incurred by the stockholders in conducting the business of the Company and is reimbursable by the Company.

Lease from related party

The Company presently occupies office space provided by a company owned by the Company’s Chairman of the Board, Chief Executive Officer and President. Such entity has agreed that, until the Company consummates a Business Combination, it will make such office space, as well as utilities, administrative, technology and secretarial services, available to the Company, as may be required by the Company from time to time. The Company has agreed to pay such entity $7,500 per month for such services commencing on November 8, 2007. The Company has incurred $22,500 and $15,000 for the three months ended March 31, 2008 and for the year ended December 31, 2007, respectively.

Note 7 – Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. As of March 31, 2008, no preferred stock is issued or outstanding. The agreement with the underwriters prohibits the Company, prior to a Business Combination, from issuing preferred stock that participates in the proceeds of the Trust Account or that votes as a class with the Common Stock on a Business Combination.

Note 8 – Income Tax

The components of the provision for income taxes are as follows:

	Three months ended March 31, 2008 (unaudited)	Three months ended March 31, 2007 (unaudited)
Current:
Federal taxes	$74,565	$—
State taxes	13,751	—

Total provision for income taxes	$88,316	$—

The total provision for income taxes differs from that amount which would be computed by applying the U.S. Federal income tax rate to income before provision for income taxes as follow:

	Three months ended March 31, 2008 (unaudited)	Three months ended March 31, 2007 (unaudited)
Statutory Federal income tax rate	34.00%	$—
Effective Mass income tax rate	6.27%	—

Effective income tax rate	40.27%	$—

Note 9 – Commitments

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

Pursuant to letter agreements between each of the Initial Stockholders, the Company and Morgan Joseph, the Initial Stockholders have waived their rights to receive distributions with respect to the 1,875,000 founding shares in the event the Company is liquidated in accordance with its Articles of Incorporation on November 8, 2009.

On November 15, 2007, Win Wide International, Ltd, a British Virgin Islands international business company (“Win Wide”), an entity in which George Lu, the Company’s Chairman, Chief Executive Officer and President, his spouse, Yanmei May Yang, and Jianming Yu, one of the Company’s directors, collectively own approximately 67% of the outstanding securities, and Surfmax

Co-Investments II, LLC, a Delaware limited liability company in which Mr. Lu currently owns all of the outstanding securities, purchased privately from the Company a total of 2,265,000 warrants at $1.00 per warrant (for an aggregate purchase price of $2,265,000, the “Insider Warrants”). This purchase took place simultaneously with the consummation of the Offering. All of the proceeds received from this purchase were placed in the Trust Account. The Insider Warrants purchased are identical to the Warrants underlying the Units offered in the Offering except that the Insider Warrants may be exercisable, at the holder’s option, on a “cashless basis” so long as such securities are held by such Initial Holders or their affiliates. Additionally, such purchasers have agreed that the Insider Warrants will not be sold or transferred by them until after the Company has completed a Business Combination. If these warrants are exercised on a cashless basis, the holder of the insider warrants would pay the exercise price by surrendering his warrants for that number of shares of common stock equal to the quotient obtained by dividing (x) the product of the number of shares of common stock underlying the warrants, multiplied by the difference between the exercise price of the warrants and the “fair market value” (defined below) by (y) the fair market value. The “fair market value” shall mean the average reported last sale price of the common stock for the 10 trading days ending on the third trading day prior to the date on which the notice of redemption is sent to holders of warrants.

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

The following discussion should be read in conjunction with our Financial Statements and footnotes thereto contained in this report.

Forward Looking Statements

All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q including, without limitation, statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and the plans and objectives of management for future operations, are “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. When used in this Form 10-Q, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or our management, identify forward looking statements. Such forward looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those contemplated by the forward looking statements as a result of certain factors detailed in our filings with the Securities and Exchange Commission. All subsequent written or oral forward looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

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

For a description of the proceeds generated in our initial public offering and a discussion of the use of such proceeds, we refer you to Note 3 of the unaudited financial statements included in Part I, Item I of this Quarterly Report on Form 10-Q and Part II, Item 2 of this Quarterly Report on Form 10-Q.

Results of Operations and Known Trends or Future Events

For the three months ended March 31, 2008 and 2007, we had a net profit of $130,994 and a net loss of $4,853, respectively.

Our entire activity from August 21, 2006 (inception) through November 15, 2007 had been to prepare for our initial public offering. Following our initial public offering, we began actively searching for a suitable business target to complete a business combination,. For the three months ended March 31, 2008, we earned interest income of $454,285 and a net profit of $130,994 as compared to the $4,853 net loss we realized for the same period in 2007 while we were in the early phase of preparing for our initial public offering. We believe that we have sufficient funds available to complete our efforts to effect a Business Combination with an operating business within the required 24 months from the Effective Date.

Liquidity and Capital Resources

As of March 31, 2008, we had operating cash of $199,272, compared to $269,040 at December 31, 2007. Until the initial public offering, as described above, our only source of liquidity was two loans made by two stockholders. These loans were fully repaid on March 31, 2008. Our liabilities are mainly deferred offering costs related to our initial public offering payable upon completion of a business combination. We believe that we have sufficient liquidity and capital resources to maintain our operations until we complete a business combination.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities that would be considered off-balance sheet arrangements.

Contractual Obligations

Other than the $7,500 per month fee for office space and general and administrative services, the deferred legal fees of $413,066 as described above, and the $2,415,000 deferred underwriting discounts as described in our Annual Report Form 10-K for the year ended December 31, 2007, the Company does not have any other long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

Critical Accounting Policies

The Company’s significant accounting policies are more fully described in Note 2 to the financial statements. However certain accounting policies are particularly important to the portrayal of financial position and results of operations and require the application of significant judgments by management. As a result, the financial statements are subject to an inherent degree of uncertainty. In applying those policies, management used its judgment to determine the appropriate assumptions to be used in determination of certain estimates. These estimates are based on the Company’s historical experience, terms of existing contracts, observance of trends in the industry and information available from outside sources, as appropriate.

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

ITEM 4.	Controls and Procedures.

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

Factors that could cause our actual results to differ materially from those in this report are any of the risks described in our Annual Report on Form 10-K for the year ended December 31, 2007 filed with the SEC. Any of the factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

As of March 31, 2008, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007 filed with the SEC.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

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

2020 ChinaCap Acquirco, Inc.

Dated: May 14, 2008	By:	/s/ G. George Lu
G. George Lu
Chairman, Chief Executive Officer and President
(Principal Executive Officer)

	By:	/s/ Louis F. Koo
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