Form 10-Q
period 2008-06-30
2020 ChinaCap Acquirco, Inc.
filed 2008-08-14
CIK 1396016

UNITED STATES SECURITIES AND EXCHANGE
COMMISSION
Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 001-33799

2020 CHINACAP ACQUIRCO, INC.
(Exact name of registrant as specified in its charter)

Delaware	20-5500605
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

c/o Surfmax Corporation 221 Boston Post Road East Suite 410 Marlborough, Massachusetts	01752
(Address of principal executive offices)	(Zip Code)

(508) 624-4948
Registrant’s telephone number, including area code

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant is large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filed ☐          Accelerated filer ☐
Non-accelerated filer ☐          Smaller reporting company ☑

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).           Yes ☐  No ☑

As of [Please fill in Date], 2008, 10,500,000  shares of the registrant’s common stock, par value $0.0001 per share, were outstanding.

2020 CHINACAP ACQUIRCO, INC.
(a development stage company)

Table of Contents

Page
PART I — FINANCIAL INFORMATION

Item 1. Financial Statements
Balance Sheets as of June 30, 2008 (unaudited) and December 31, 2007	3
Statements of Operations (unaudited) for the three and six months ended June 30, 2008 and 2007, and from August 21, 2006 (date of inception) to June 30, 2008	4
Statement of Stockholders’ Equity (unaudited) for the period from August 21, 2006 (date of inception) to June 30, 2008	5
Statements of Cash Flows (unaudited) for the six months ended June 30, 2008 and 2007, and from August 21, 2006 (date of inception) to June 30, 2008	6
Notes to Financial Statements (unaudited)	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
Item 3. Quantitative and Qualitative Disclosures about Market Risk	15
Item 4. Controls and Procedures	15

PART II – OTHER INFORMATION

Item 1. Legal Proceedings	16
Item 1A. Risk Factors	16
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	16
Item 3. Defaults upon Senior Securities	16
Item 4. Submission of Matters to a Vote of Security Holders	16
Item 5. Other Information	16
Item 6. Exhibits	17

SIGNATURES	18

INDEX TO EXHIBITS

Certification by Principal Executive Officer Pursuant to Section 302
Certification by Principal Financial Officer Pursuant to Section 302
Certification by Principal Executive Officer and Principal Financial Officer Pursuant to Section 906

Item 1. Financial Statements

2020 CHINACAP ACQUIRCO, INC.
(a development stage company)
BALANCE SHEETS

	Unaudited	Audited
	June 30,	December 31,
	2008	2007
ASSETS

Current Assets
Cash and cash equivalents	$37,788	$269,040
Prepaid expenses	16,333	16,333
Cash held in trust fund	68,450,799	68,182,942

TOTAL ASSETS	$68,504,920	$68,468,315

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accrued offering costs	$413,066	$542,879
Accrued expenses	153,832	28,948
Accrued income taxes	74,193	1,225
Payable to stockholders	—	20,244
Notes payable to stockholders	—	127,291
Total current liabilities	641,091	720,587

Long-term Liabilities
Deferred underwriters’ fees	2,415,000	2,415,000

TOTAL LIABILITIES	3,056,091	3,135,587

Common stock, subject to possible redemption, 2,586,638 shares, at redemption value	20,486,172	20,486,172

STOCKHOLDERS’ EQUITY
Preferred stock — $0.0001 par value; 1,000,000 shares authorized; nil issued and outstanding	—	—
Common stock - par value of $0.0001 per share, 25,000,000 shares authorized, 10,500,000 shares issued and outstanding	1,050	1,050
Additional paid-in capital	44,838,564	44,838,564
Retained earnings	123,043	6,942
Total stockholders’ equity	44,962,657	44,846,556

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$68,504,920	$68,468,315

See accompanying notes to financial statements

2020 CHINACAP ACQUIRCO, INC.
(a development stage company)
STATEMENTS OF OPERATIONS
(Unaudited)

					August 21,
					2006
	April 1,	April 1,	January 1,	January 1,	(date of inception)
	2008 to	2007 to	2008 to	2007 to	to June 30,
	June 30,	June 30,	June 30,	June 30,	2008
	2008	2007	2008	2007	(Cumulative)

Interest income	$233,975	$—	$688,260	$—	$780,517

General & administrative expenses	258,909	5,274	493,884	10,127	577,975

Profit (loss) before income taxes	(24,934)	(5,274)	194,376	(10,127)	202,542

Income taxes (benefit) provision	(10,041)	—	78,275	—	79,500

Net profit (loss)	$(14,893)	$(5,274)	$116,101	$(10,127)	$123,042

Net profit (loss) per share – basic and diluted	$—	$—	$0.01	$(0.01)	$0.03

Weighted average number of shares outstanding – basic and diluted	10,500,000	1,875,000	10,500,000	1,564,243	4,311,972

See accompanying notes to financial statements

2020 CHINACAP ACQUIRCO, INC.
(a development stage company)
STATEMENT OF STOCKHOLDERS’ EQUITY
(In U.S. dollars, except share data)
(Unaudited)
For the period from August 21, 2006 (date of inception) to June 30, 2008

				Retained Earnings /
				(Deficit accumulated)
			Additional	during the	Total
	Common Stock		paid-in	development	Stockholders’
	Shares	Amount	capital	Stage	Equity
Issuance of common stock to founders and insiders on August 21, 2006 at $0.01 per share	100	$1	$99	$—	$100

Net loss	—	—	—	(3,825)	(3,825)

Balance at December 31, 2006	100	1	99	(3,825)	(3,725)

Issuance of common stock at $0.0001 per share	1,874,900	187	24,713	—	24,900

Sales of 7,500,000 units on November 15, 2007 at a price of $8 per unit, net of underwriters’ discount and offering costs (including 2,249,999 shares subject to possible redemption)	7,500,000	750	54,664,936	—	54,665,686

Sales of 1,125,000 units on November 26, 2007 at a price of $8 per unit, net of underwriters’ discount and offering costs (including 336,639 shares subject to possible redemption)	1,125,000	112	8,369,888	—	8,370,000

Common stock, subject to possible redemption, 2,586,638 shares	—	—	(20,486,172)	—	(20,486,172)

Proceeds from issuance of warrants	—	—	2,265,000	—	2,265,000

Proceeds from issuance of options	—	—	100	—	100

Net profit	—	—	—	10,767	10,767

Balance at December 31, 2007	10,500,000	1,050	44,838,564	6,942	44,846,556

Net profit	—	—	—	116,101	116,101

Balance at June 30, 2008	10,500,000	$1,050	$44,838,564	$123,043	$44,962,657

See accompanying notes to financial statements

2020 CHINACAP ACQUIRCO, INC.
(a development stage company)
STATEMENTS OF CASH FLOWS
(Unaudited)

			August 21, 2006
			(date of inception)
	Six months	Six months	to June 30,
	ended	ended	2008
	June 30, 2008	June 30, 2007	(Cumulative)
Cash Flows from Operating Activities

Net profit (loss)	$116,101	$(10,127)	$123,043
Adjustments to reconcile net profit (loss) to net cash provided by (used in) operating activities
Change in assets and liabilities:
Accrued expenses	124,884	—	153,832
Accrued income taxes	72,968	—	74,193
Prepaid expenses	—	—	(16,333)
Net cash provided by (used in) operating activities	313,953	(10,127)	334,735

Net Cash used in Investing Activities
Cash held in trust fund	(267,857)	—	(68,450,799)

Cash Flows from Financing Activities

Proceeds from issuance of common stock	—	24,900	25,000
Proceeds from the issuance of notes payable to stockholders	—	80,000	130,000
Proceeds from issuance of warrants	—	—	2,265,000
Gross proceeds from public offering	—	—	60,000,000
Gross proceeds from exercise of overallotment options in the offering	—	—	9,000,000
Proceeds from issuance of option	—	—	100
Payments to stockholders	(20,244)	100	(20,244)
Payments for underwriters’ discount and offering costs	(129,813)	(44,873)	(3,116,004)
Principal payments on notes payables	(127,291)	(243)	(130,000)
Net cash (used in) provided by financing activities	(277,348)	59,884	68,153,852
Net (decrease) increase in cash	(231,252)	49,757	37,788
Cash and cash equivalents, beginning of the period	269,040	9,988	—
Cash and cash equivalents, end of the period	$37,788	$59,745	$37,788
Supplemental schedule of non-cash financing activities:
Accrual of deferred offering costs	$—	$403,550	$413,066
Deferred offering costs advanced by stockholders	$—	$(100)	$(65,704)
Deferred underwriters’ fee	$—	$—	$2,415,000

See accompanying notes to financial statements

2020 CHINACAP ACQUIRCO, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

Note 1 – Interim Financial Information
      The financial statements at June 30, 2008 and for the period ended June 30, 2008 have been prepared by the Company and are unaudited. In the opinion of management, all adjustments (consisting of normal accruals and recurring items) have been made that are necessary to present fairly the financial position of 2020 ChinaCap Acquirco, Inc. (the “Company”) as of June 30, 2008 and the results of its operations and cash flows for the periods ended June 30, 2008 and 2007. Operating results presented for the interim periods are not necessarily indicative of the results to be expected for any other interim period or for the full year.

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

In addition to effecting the preceding amendments to the Company’s Certificate of Incorporation, the Company also issued an additional 1,874,900 shares of common stock with par value of $0.0001 per share for $24,900 by unanimous written consent in lieu of a special meeting of the Board of Directors dated as of January 31, 2007.

At June 30, 2008, the Company had not yet commenced any operations. All activities through June 30, 2008 were related to the Company’s formation, the public offering described below in Note 3 (the “Offering”) and the general administration of the Company. The Company has selected December 31 as its fiscal year-end.

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

The Company’s executive officers and Dr. Jianming Yu, one of the Company’s directors, and certain entities controlled by these executive officers and Dr. Jianming Yu have agreed that they will be personally liable under certain circumstances to ensure that the proceeds in the Trust Account are not reduced by the claims of target businesses or vendors or other entities that are owed money by the Company for services rendered or contracted or for products sold to the Company. However, there can be no assurance that they will be able to satisfy those obligations. The remaining net proceeds (not held in the Trust Account) may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. Additionally, up to an aggregate of $1,350,000 of interest earned on the Trust Account balance, net of taxes, may be released to the Company to fund working capital requirements, of which $468,310.35 has been released to the Company as of June 30, 2008. The Company, after signing a definitive agreement for the acquisition of a target business, is required to submit such transaction for stockholder approval. In the event that stockholders owning 30% or more of the shares sold in the Offering vote against the Business Combination and exercise their conversion rights described below, the Business Combination will not be consummated. All of the Company’s stockholders prior to the Offering, including all of the officers and directors of the Company (“Initial Stockholders”), have agreed to vote their 1,875,000 founding shares of common stock in accordance with the vote of the majority in interest of all other stockholders of the Company (“Public Stockholders”) with respect to any Business Combination. After consummation of a Business Combination, these voting safeguards will no longer be applicable.

With respect to a Business Combination that is approved and consummated, any Public Stockholder who votes against the Business Combination may demand that the Company convert his or her shares. The per share conversion price will equal the amount in the Trust Account, calculated as of two business days prior to the consummation of the proposed Business Combination, divided by the number of shares of common stock held by Public Stockholders at the consummation of the Offering. Accordingly, Public Stockholders holding up to 29.99% of the aggregate number of shares owned by all Public Stockholders may seek conversion of their shares in the event of a Business Combination. Such Public Stockholders are entitled to receive their per share interest in the Trust Account computed without regard to the shares held by the Initial Stockholders.

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

Effective January 1, 2007, the Company adopted the provisions of the Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”). There were no unrecognized tax benefits as of December 31, 2007 or June 30, 2008. FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at December 31, 2007 or June 30, 2008.  Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position. The adoption of the provisions of FIN 48 did not have a material impact on the Company’s financial position, results of operations and cash flows.

Recently issued accounting standards:

In December 2007, FASB issued SFAS No. 141R, Business Combinations. SFAS No. 141R replaces SFAS No. 141, Business Combinations. SFAS No. 141R establishes principles and requirements for determining how an enterprise recognizes and measures the fair value of certain assets and liabilities acquired in a business combination, including non-controlling interests, contingent consideration and certain acquired contingencies. SFAS No. 141R also requires acquisition-related transaction expenses and restructuring costs be expensed as incurred rather than capitalized as a component of the business combination. This Statement shall be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Management is currently evaluating the impact of the adoption of this statement; however, it is not expected to have a material impact on our financial position, results of operation or cash flows.

In December 2007, FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements — an amendment of Accounting Research Bulletin (“ARB”) No. 51. SFAS No. 160 requires that accounting and reporting for minority interests will be recharacterized as non-controlling interests and classified as a component of equity. SFAS No. 160 also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS No. 160 applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding non-controlling interest in one or more subsidiaries or that deconsolidate a subsidiary. This Statement shall be effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Management is currently evaluating the impact of the adoption of this statement; however, it is not expected to have a material impact on our financial position, results of operation or cash flows.

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

Note 4 – Deferred and Accrued Offering Costs
Deferred and accrued offering costs consist principally of legal fees, underwriting fees and other costs incurred through the balance sheet date that are directly related to the Offering described in Note 3 and that were charged to stockholders’ equity upon the receipt of the capital raised.

The Company’s legal counsel agreed to cap legal fees due by the Company at the Closing to $350,000, provided that any excess fees shall be paid by the Company upon the completion of a Business Combination. Total legal fees payable included in accrued offering costs were $409,908 and $409,908 as of June 30, 2008 and December 31, 2007, respectively.

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

In April 2007, the Company issued a $80,000 unsecured promissory note to 2020 International Capital Group Limited, the beneficial owner of a majority of the outstanding shares of stock of the Company at the time such promissory note was issued. The note payable was non-interest bearing and was payable on the earlier of April 5, 2008 or the consummation of the Offering. On November 15, 2007, the holders of the $80,000 unsecured promissory note and the Company agreed to change the repayment date of the unsecured promissory note to March 31, 2008.

Both notes were repaid in full by the Company on March 31, 2008 and each note was cancelled as of June 30, 2008.

Note 6 – Related Party Transactions

Payable to Stockholders

Several stockholders of the Company have advanced funds to settle certain deferred offering costs and organization costs on behalf of the Company. The advances are non-interest bearing and are payable on demand. The amount payable to stockholders of $20,244 as of December 31, 2007 was repaid in full by the Company before 30 June 2008.

Lease from Related Party

The Company presently occupies office space provided by a company owned by the Company’s Chairman of the Board, Chief Executive Officer and President. Such entity has agreed that, until the Company consummates a Business Combination, it will make such office space, as well as utilities, administrative, technology and secretarial services, available to the Company, as may be required by the Company from time to time. The Company has agreed to pay such entity $7,500 per month for such services commencing on November 8, 2007. The Company has incurred $45,000 and Nil for the six months ended June 30, 2008 and 2007, respectively, and $60,000 from August 21, 2006 (date of inception) to June 30, 2008.

Note 7 – Preferred Stock
The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. As of June 30, 2008, no preferred stock is issued or outstanding. The agreement with the underwriters prohibits the Company, prior to a Business Combination, from issuing preferred stock that participates in the proceeds of the Trust Account or that votes as a class with the Common Stock on a Business Combination.

Note 8 – Income Tax
The components of the provision for income taxes are as follows:

			August 21, 2006,
	Six months Ended	Six months Ended	(date of inception) to June 30, 2008
	June 30, 2008	June 30, 2007	(Cumulative)
	(unaudited)	(unaudited)	(unaudited)

Current:
Federal taxes	$66,087	$—	$66,087

State taxes	12,188	—	13,413

Total provision for income taxes	$78,275	$—	$79,500

The total provision for income taxes differs from that amount which would be computed by applying the U.S. Federal income tax rate to income before provision for income taxes as follow:

			August 21, 2006,
	Six months Ended	Six months Ended	(date of inception) to June 30, 2008
	June 30, 2008	June 30, 2007	(Cumulative)
	(unaudited)	(unaudited)	(unaudited)

Statutory Federal income tax rate	$34.00%	$—	$32.63%

Effective Mass income tax rate	6.27%	—	6.62%

Effective income tax rate	$40.27%	$—	$39.25%

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

Note 10 – Subsequent Events

On August 1 2008, the Company issued a $150,000 unsecured promissory note to 2020 International Capital Group Limited, a beneficial principal stockholder of the Company. The note is non-interest bearing and is payable one year from the date of execution or the date on which 2020 International Capital Group Limited demand full or partial payment of any balance outstanding. The proceeds from the note shall be used by the Company for working capital purposes.

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

For a description of the proceeds generated in our initial public offering and a discussion of the use of such proceeds, we refer you to Note 3 of the unaudited financial statements included in Part I, Item I of this Quarterly Report on Form 10-Q.

Results of Operations and Known Trends or Future Events

For the three months ended June 30, 2008 and 2007, we had a net loss of $14,893 and $5,274, respectively.

For the six months ended June 30, 2008 and 2007, we had a net profit of $116,101 and a net loss of $10,127, respectively.

Our entire activity from August 21, 2006 (inception) through November 15, 2007 had been to prepare for our initial public offering. Following our initial public offering, we began actively searching for a suitable business target to complete a business combination. For the six months ended June 30, 2008, we earned interest income of $688,260 and a net profit of $116,101 as compared to the $10,127 net loss we realized for the same period in 2007 while we were in the early phase of preparing for our initial public offering. We believe that we have access to sufficient funds to complete a Business Combination with an operating business within the required 24 months from the Effective Date.

Liquidity and Capital Resources

As of June 30, 2008, we had operating cash of $37,788, compared to $269,040 at December 31, 2007. Until the initial public offering, as described above, our only source of liquidity was two loans made by two stockholders. These loans were fully repaid as of June 30, 2008. Our liabilities are mainly deferred and accrued offering costs related to our initial public offering payable upon completion of a business combination. Given our available operating cash of $37,788 and our projected interest income, to complete a business combination the Company expects to require additional financing to pay expenses associated with the identification of a target company and our due diligence review. We believe that we have access to capital resources to maintain our operations until we complete a business combination.

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

As of June 30, 2008, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007 filed with the SEC.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

ITEM 3. Defaults Upon Senior Securities.

None.

ITEM 4. Submission of Matters to a Vote of Security Holders.

The Company held its Annual Meeting of the Stockholders on May 6, 2008 in New York. The stockholders elected three directors for terms of three years each and ratified the appointment of the firm Grobstein, Horwath & Company, LLP as the independent auditors for the Company for the fiscal year ending December 31, 2008.

The votes cast for or withheld for the election of the directors were as follows:

NAME	FOR	WITHHELD
Jun Lei	7,959,567	3,600
Meng Ann Lim	7,959,567	3,600
Dr. Jianming Yu	6,509,205	1,453,962

The votes cast for, against or abstain for the ratification of the appointment of the firm Grobstein, Horwath & Company, LLP as the independent auditors for the Company for the fiscal year ending December 31, 2008 were as follows:

FOR	AGAINST	ABSTAIN
7,962,767	0	400

There were no other matters presented to the Company’s stockholders during the quarter ended June 30, 2008.

ITEM 5. Other Information.

None.

ITEM 6. Exhibits.

(a) Exhibits:

31.1 - Section 302 Certification by Chief Executive Officer and President

31.2 - Section 302 Certification by Chief Financial Officer and Treasurer

32.1 - Section 906 Certification by Chief Executive Officer and President

32.2 - Section 906 Certification by Chief Financial Officer and Treasurer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

2020 ChinaCap Acquirco, Inc.

Dated: August __, 2008	By:	/s/ G. George Lu
G. George Lu Chairman, Chief Executive Officer and President (Principal Executive Officer)

	By:	/s/ Louis F. Koo
Louis F. Koo Vice Chairman, Chief Financial Officer and Treasurer (Principal Financial Officer)

EXHIBIT INDEX

EXHIBIT NO.

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934
32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.