Form 10-Q
period 2008-09-30
2020 ChinaCap Acquirco, Inc.
filed 2008-11-13
CIK 1396016

UNITED STATES SECURITIES AND EXCHANGE
COMMISSION
Washington, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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
Large accelerated filed ☐          Accelerated filer ☐
Non-accelerated filer ☐          Smaller reporting company ☑
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).           Yes ☐  No ☑
As of September 30, 2008, 10,500,000 shares of the registrant’s common stock, par value $0.0001 per share, were outstanding.

2020 CHINACAP ACQUIRCO, INC.
(a development stage company)
Table of Contents

Page
PART I — FINANCIAL INFORMATION

Item 1. Financial Statements
Balance Sheets as of September 30, 2008 (unaudited) and December 31, 2007	3
Statements of Operations (unaudited) for the three and nine months ended September 30, 2008 and 2007, and from August 21, 2006 (date of inception) to September 30, 2008	4
Statement of Stockholders’ Equity (unaudited) for the period from August 21, 2006 (date of inception) to September 30, 2008	5
Statements of Cash Flows (unaudited) for the nine months ended September 30, 2008 and 2007, and from August 21, 2006 (date of inception) to September 30, 2008	6
Notes to Financial Statements (unaudited)	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
Item 3. Quantitative and Qualitative Disclosures about Market Risk	15
Item 4. Controls and Procedures	15

PART II – OTHER INFORMATION

Item 1. Legal Proceedings	17
Item 1A. Risk Factors	17
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	17
Item 3. Defaults upon Senior Securities	17
Item 4. Submission of Matters to a Vote of Security Holders	17
Item 5. Other Information	17
Item 6. Exhibits	18

SIGNATURES	19

INDEX TO EXHIBITS

Certification by Principal Executive Officer Pursuant to Section 302
Certification by Principal Financial Officer Pursuant to Section 302
Certification by Principal Executive Officer and Principal Financial Officer Pursuant to Section 906

Item 1. Financial Statements

2020 CHINACAP ACQUIRCO, INC.
(a development stage company)
BALANCE SHEETS

	Unaudited	Audited
	September 30,	December 31,
	2008	2007
ASSETS

Current Assets
Cash and cash equivalents	$39,822	$269,040
Interest receivable	56,415	—
Prepaid expenses	4,083	16,333
Deferred acquisition costs	227,512	—
Cash held in trust fund	68,540,725	68,182,942

TOTAL ASSETS	$68,868,557	$68,468,315

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accrued offering costs	$413,066	$542,879
Accrued expenses	342,429	28,948
Accrued income taxes	84,277	1,225
Payable to stockholders	—	20,244
Notes payable to stockholders	150,000	127,291
Total current liabilities	989,772	720,587

Long-term Liabilities
Deferred underwriters’ fees	2,415,000	2,415,000

TOTAL LIABILITIES	3,404,772	3,135,587

Common stock, subject to possible redemption, 2,586,638 shares, at redemption value	20,486,172	20,486,172

STOCKHOLDERS’ EQUITY
Preferred stock — $0.0001 par value; 1,000,000 shares authorized; nil issued and outstanding	—	—
Common stock - par value of $0.0001 per share, 25,000,000 shares authorized, 10,500,000 shares issued and outstanding	1,050	1,050
Additional paid-in capital	44,838,564	44,838,564
Retained earnings	137,999	6,942
Total stockholders’ equity	44,977,613	44,846,556

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$68,868,557	$68,468,315

See accompanying notes to financial statements

2020 CHINACAP ACQUIRCO, INC.
(a development stage company)
STATEMENTS OF OPERATIONS
(Unaudited)
					August 21,
					2006
	July 1,	July 1,	January 1,	January 1,	(date of inception)
	2008 to	2007 to	2008 to	2007 to	to September 30,
	September 30,	September 30,	September 30,	September 30,	2008
	2008	2007	2008	2007	(Cumulative)

Interest income	$295,474	$—	$983,734	$—	$1,075,992

General & administrative expenses	270,435	3,865	764,318	13,992	848,409

Profit (loss) before income taxes	25,039	(3,865)	219,416	(13,992)	227,583

Income taxes (benefit) provision	10,084	—	88,359	—	89,584

Net profit (loss)	$14,955	$(3,865)	$131,057	$(13,992)	$137,999

Net profit (loss) per share – basic and diluted	$—	$—	$0.01	$(0.01)	$0.03

Weighted average number of shares outstanding – basic and diluted	10,500,000	1,875,000	10,500,000	1,668,967	5,409,406

See accompanying notes to financial statements

2020 CHINACAP ACQUIRCO, INC.
(a development stage company)
STATEMENT OF STOCKHOLDERS’ EQUITY
(In U.S. dollars, except share data)
(Unaudited)
For the period from August 21, 2006 (date of inception) to September 30, 2008

				Retained Earnings /
				(Deficit accumulated)
			Additional	during the	Total
	Common Stock		paid-in	development	Stockholders’
	Shares	Amount	capital	Stage	Equity
Issuance of common stock to founders and insiders on August 21, 2006 at $0.01 per share	100	$1	$99	$—	$100

Net loss	—	—	—	(3,825)	(3,825)

Balance at December 31, 2006	100	1	99	(3,825)	(3,725)

Issuance of common stock at $0.0001 per share	1,874,900	187	24,713	—	24,900

Sales of 7,500,000 units on November 15, 2007 at a price of $8 per unit, net of underwriters’ discount and offering costs (including 2,249,999 shares subject to possible redemption)	7,500,000	750	54,664,936	—	54,665,686

Sales of 1,125,000 units on November 26, 2007 at a price of $8 per unit, net of underwriters’ discount and offering costs (including 336,639 shares subject to possible redemption)	1,125,000	112	8,369,888	—	8,370,000

Common stock, subject to possible redemption, 2,586,638 shares	—	—	(20,486,172)	—	(20,486,172)

Proceeds from issuance of warrants	—	—	2,265,000	—	2,265,000

Proceeds from issuance of options	—	—	100	—	100

Net profit	—	—	—	10,767	10,767

Balance at December 31, 2007	10,500,000	1,050	44,838,564	6,942	44,846,556

Net profit	—	—	—	131,057	131,057

Balance at September 30, 2008	10,500,000	$1,050	$44,838,564	$137,999	$44,977,613

See accompanying notes to financial statements

2020 CHINACAP ACQUIRCO, INC.
(a development stage company)
STATEMENTS OF CASH FLOWS
(Unaudited)
			August 21, 2006
	January 1,	January 1,	(date of inception)
	2008 to	2007 to	to September 30,
	September 30,	September 30,	2008
	2008	2007	(Cumulative)
Cash Flows from Operating Activities

Net profit (loss)	$131,057	$(13,992)	$137,999
Adjustments to reconcile net profit (loss) to net cash provided by (used in) operating activities
Change in assets and liabilities:
Accrued expenses	313,481	—	342,429
Accrued income taxes	83,053	—	84,278
Interest receivable	(56,415)		(56,415)
Prepaid expenses	12,250	—	(4,083)
Deferred acquisition costs	(227,512)		(227,512)
Net cash provided by (used in) operating activities	255,914	(13,992)	276,696

Net Cash used in Investing Activities
Cash held in trust fund	(357,783)	—	(68,540,725)

Cash Flows from Financing Activities

Proceeds from issuance of common stock	—	24,900	25,000
Proceeds from the issuance of notes payable to stockholders	150,000	80,000	280,000
Proceeds from issuance of warrants	—	—	2,265,000
Gross proceeds from public offering	—	—	60,000,000
Gross proceeds from exercise of overallotment options in the offering	—	—	9,000,000
Proceeds from issuance of option	—	100	100
Payments to stockholders	(20,244)		(20,244)
Payments for underwriters’ discount and offering costs	(129,813)	(46,203)	(3,116,004)
Principal payments on notes payables	(127,291)	(243)	(130,000)

Net cash (used in) provided by financing activities	(127,348)	58,554	68,303,852

Net (decrease) increase in cash	(229,217)	44,562	39,823
Cash and cash equivalents, beginning of the period	269,040	9,988	—
Cash and cash equivalents, end of the period	$39,823	$54,550	$39,823
Supplemental schedule of non-cash financing activities:
Accrual of deferred offering costs	$—	$566,636	$413,066
Deferred offering costs advanced by stockholders	$—	$100	$20,244
Deferred underwriters’ fee	$—	$—	$2,415,000

See accompanying notes to financial statements

2020 CHINACAP ACQUIRCO, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

Note 1 – Interim Financial Information
The financial statements at September 30, 2008 and for the period ended September 30, 2008 have been prepared by the Company and are unaudited. In the opinion of management, all adjustments (consisting of normal accruals and recurring items) have been made that are necessary to present fairly the financial position of 2020 ChinaCap Acquirco, Inc. (the “Company”) as of September 30, 2008 and the results of its operations and cash flows for the periods ended September 30, 2008 and 2007. Operating results presented for the interim periods are not necessarily indicative of the results to be expected for any other interim period or for the full year.

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

Note 2 – Organization, Business Operations and Summary of Significant Accounting Policies
The Company was incorporated in Delaware on August 21, 2006 as a public acquisition company whose objective is to acquire an operating business that either: (1) is located in the People’s Republic of China, the Hong Kong Special Administrative Region or the Macau Special Administrative Region (collectively, “China”), (2) has its principal operations located in China, or (3) in the view of the Board of Directors of the Company, would benefit from establishing operations in China. Upon formation, the authorized share capital was 3,000 shares of common stock with par value of $0.01 per share. According to the preorganization subscription agreement dated August 18, 2006 with the director and initial stockholder, the Company issued 100 shares of common stock with par value of $0.01 per share to the initial stockholder at $1.00 each. On January 31, 2007, the initial stockholder and the director effected several changes to the Company’s corporate structure by consent in lieu of a special meeting, and amended its Certificate of Incorporation as follows:

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

At September 30, 2008, the Company had not yet commenced any operations. All activities through September 30, 2008 were related to the Company’s formation, the public offering described below in Note 3 (the “Offering”) and the general administration of the Company. The Company has selected December 31 as its fiscal year-end.

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

The Company’s executive officers and Dr. Jianming Yu, one of the Company’s directors, and certain entities controlled by these executive officers and Dr. Jianming Yu have agreed that they will be personally liable under certain circumstances to ensure that the proceeds in the Trust Account are not reduced by the claims of target businesses or vendors or other entities that are owed money by the Company for services rendered or contracted or for products sold to the Company. However, there can be no assurance that they will be able to satisfy those obligations. The remaining net proceeds (not held in the Trust Account) may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. Additionally, up to an aggregate of $1,350,000 of interest earned on the Trust Account balance, net of taxes, may be released to the Company to fund working capital requirements, of which $569,539 has been released to the Company as of September 30, 2008. The Company, after signing a definitive agreement for the acquisition of a target business, is required to submit such transaction for stockholder approval. In the event that stockholders owning 30% or more of the shares sold in the Offering vote against the Business Combination and exercise their conversion rights described below, the Business Combination will not be consummated. All of the Company’s stockholders prior to the Offering, including all of the officers and directors of the Company (“Initial Stockholders”), have agreed to vote their 1,875,000 founding shares of common stock in accordance with the vote of the majority in interest of all other stockholders of the Company (“Public Stockholders”) with respect to any Business Combination. After consummation of a Business Combination, these voting safeguards will no longer be applicable.

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

 Concentration of credit risk:
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which at times exceed the Federal depository insurance coverage of $100,000 during the three months ended September 30, 2008. On October 3, 2008, the FDIC increased the amount of Federal depository insurance coverage to $250,000 through December 31, 2009. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

Effective January 1, 2007, the Company adopted the provisions of the Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”). There were no unrecognized tax benefits as of December 31, 2007 or September 30, 2008. FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at December 31, 2007 or September 30, 2008.  Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position. The adoption of the provisions of FIN 48 did not have a material impact on the Company’s financial position, results of operations and cash flows.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities.” SFAS No. 161 requires disclosures of how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for; and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective for the company beginning January 1, 2009. The company does not expect a material effect from adoption of this standard.

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

The Company’s legal counsel agreed to cap legal fees due by the Company at the Closing to $350,000, provided that any excess fees shall be paid by the Company upon the completion of a Business Combination. Total legal fees payable included in accrued offering costs were $409,908 and $409,908 as of September 30, 2008 and December 31, 2007, respectively.

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

Both notes were repaid in full by the Company on March 31, 2008 and each note was cancelled as of September 30, 2008.

In August 2008, the Company issued a $150,000 unsecured promissory note to 2020 International Capital Group Limited, a company owned and controlled by our directors and executive officers. 2020 International Capital Group Limited was the beneficial owner of 13% of the outstanding common stock of the Company at the time the promissory note was issued. The note payable is non-interest bearing and is due in August 2009 or at which time 2020 International Capital Group Limited demands full or partial payment of any balance outstanding. The proceeds from the note shall be used by the Company for working capital purposes. The full amount was still outstanding as at September 30, 2008.

Note 6 – Related Party Transactions

Payable to Stockholders

Several stockholders of the Company have advanced funds to settle certain deferred offering costs and organization costs on behalf of the Company. The advances are non-interest bearing and are payable on demand. The amount payable to stockholders of $20,244 as of December 31, 2007 was repaid in full by the Company before September 30, 2008.

Lease from Related Party

The Company presently occupies office space provided by a company owned by the Company’s Chairman of the Board, Chief Executive Officer and President. Such entity has agreed that, until the Company consummates a Business Combination, it will make such office space, as well as utilities, administrative, technology and secretarial services, available to the Company, as may be required by the Company from time to time. The Company has agreed to pay such entity $7,500 per month for such services commencing on November 8, 2007. The Company has incurred $67,500 and Nil for the nine months ended September 30, 2008 and 2007, respectively, and $82,500 from August 21, 2006 (date of inception) to September 30, 2008.

Note 7 – Preferred Stock
The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. As of September 30, 2008, no preferred stock is issued or outstanding. The agreement with the underwriters prohibits the Company, prior to a Business Combination, from issuing preferred stock that participates in the proceeds of the Trust Account or that votes as a class with the Common Stock on a Business Combination.

Note 8 – Income Tax
The components of the provision for income taxes are as follows:
	Nine months	Nine months	August 21, 2006,
	Ended	Ended	(date of inception)
	September 30, 2008	September 30, 2007	to September 30, 2008 (Cumulative)
	(unaudited)	(unaudited)	(unaudited)

Current:
Federal taxes	$74,602	$—	$74,602
State taxes	13,757	—	14,982

Total provision for income taxes	$88,359	$—	$89,584

The total provision for income taxes differs from that amount which would be computed by applying the U.S. Federal income tax rate to income before provision for income taxes as follow:
	Nine months	Nine months	August 21, 2006,
	Ended	Ended	(date of inception)
	September 30, 2008	September 30, 2007	to September 30, 2008 (Cumulative)
	(unaudited)	(unaudited)	(unaudited)

Statutory Federal income tax rate	$34.00%	$—	$32.78%
Effective Mass income tax rate	6.27%	—	6.58%

Effective income tax rate	$40.27%	$—	$39.36%

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

Note 10 – Subsequent Events

On October 30, 2008, the Company directed LaSalle Global Trust Services, the trustee of the Company’s assets being held in trust to transfer the funds held in trust from a money market fund which invests in U.S. Government obligations into the Dreyfus Treasury Prime Cash Management Fund which invests solely in U.S. treasury obligations.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our Financial Statements and footnotes thereto contained in this report.

Forward Looking Statements

All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q including without limitation, statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and the plans and objectives of management for future operations, are “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. When used in this Form 10-Q, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or our management, identify forward looking statements. Such forward looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those contemplated by the forward looking statements as a result of certain factors detailed in our filings with the Securities and Exchange Commission. All subsequent written or oral forward looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

Overview

We are a public acquisition company, formed on August 21, 2006, to complete a business combination with an operating business that either: (1) is located in China, (2) has its principal operations located in China, or, (3) in the view of the Board of Directors of the Company, would benefit from establishing operations in China. Our efforts to identify a prospective target business will not be limited to a particular industry. We intend to effect a business combination using cash from the proceeds of our initial public offering and the private placements of the sponsors’ warrants, our capital stock, debt or a combination of cash, stock and debt. On November 15, 2007, we completed our initial public offering of 8,625,000 Units (including 1,125,000 Units pursuant to the underwriters’ over-allotment option sold on November 26, 2007) at a price of $8 per unit. We received net proceeds of approximately $68.4 million from our Offering.

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

Results of Operations and Known Trends or Future Events

For the three months ended September 30, 2008 and 2007, we had a net profit of $14,955 and a net loss of $3,865, respectively.

For the nine months ended September 30, 2008 and 2007, we had a net profit of $131,057 and a net loss of $13,992, respectively.

Our entire activity from August 21, 2006 (inception) through November 15, 2007 had been to prepare for our initial public offering. Following our initial public offering, we began actively searching for a suitable business target to complete a business combination. For the nine months ended September 30, 2008, we earned interest income of $983,734 and a net profit of $131,057 as compared to the $13,992 net loss we realized for the same period in 2007 while we were in the early phase of preparing for our initial public offering.

Liquidity and Capital Resources

As of September 30, 2008, we had operating cash of $39,822, compared to $269,040 at December 31, 2007. Until the initial public offering, as described above, our only source of liquidity was two loans made by two stockholders. These loans were fully repaid as of September 30, 2008. Our liabilities are mainly deferred and accrued offering costs related to our initial public offering payable upon completion of a Business Combination. Given our available operating cash of $39,823 and our projected interest income, to complete a Business Combination the Company expects to require additional financing to pay expenses associated with the identification of a target company and our due diligence review.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities that would be considered off-balance sheet arrangements.

Contractual Obligations

Other than the $7,500 per month fee for office space and general and administrative services, the accrued offering costs of $413,066 as described above, and the $2,415,000 deferred underwriting discounts as described in our Annual Report Form 10-K for the year ended December 31, 2007, the Company does not have any other long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

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

Cash Held in Trust Fund

As stated in Note 2 – Organization, Business Operations and Summary of Significant Accounting Policies, net proceeds from the Offering were deposited and held in the Trust account, which were invested in United States “government securities”.

On October 15, 2008, in consideration of the current market conditions, the Company directed LaSalle Global Trust Services, to transfer the funds held in trust from a money market fund which invests in U.S. Government obligations into the Dreyfus Treasury Prime Cash Management Fund which invests solely in U.S. treasuries. The balance in the Trust Account as of September 30, 2008 was $68,540,725.

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

PART II – OTHER INFORMATION

ITEM 1. Legal Proceedings.

None.

ITEM 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this report are any of the risks described in our Annual Report on Form 10-K for the year ended December 31, 2007 filed with the SEC and the risks described below. Any of the factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

Current market conditions and the interests of our shareholders may make it difficult to complete an acquisition transaction.
In recent months, volatility in the market has made the completion of transactions in general, and acquisition transactions by special purpose acquisition companies like us, more difficult. Potential target companies may be reluctant to enter into an agreement with us due to the decreased likelihood that the transaction would be approved by our shareholders in this market. In the event we do enter into an agreement with a potential target, we may be unable to obtain shareholder approval due to cash flow requirements or other interests of our shareholders. If we are unable to complete an acquisition transaction by November 8, 2009, we will be forced to liquidate the amounts in the Trust Account and distribute the proceeds to our shareholders

Decreased returns from the Trust Account may make it difficult for us to fund our operating expenses prior to an acquisition transaction.
Interest income from investments in treasury securities, such as the securities in which the Trust Account is invested, has decreased significantly in recent months. Our working capital is funded through interest received from the Trust Account, up to $1,350,000 and borrowings received from an affiliate. Since the interest payments from our Trust Account have decreased, we have received less interest income for our working capital needs. If interest rates do not increase or if we are unable to find alternative financing, such as through loans from our initial shareholders or others, we may be unable to pay our operating expenses and may be forced to liquidate.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

ITEM 3. Defaults Upon Senior Securities.

None.

ITEM 4. Submission of Matters to a Vote of Security Holders.

None.

ITEM 5. Other Information.

On October 30, 2008, 2020 ChinaCap Acquirco, Inc. (the “Company”) issued a press release announcing details relating to its trust account investment portfolio. A copy of the press release issued by the Company is attached hereto as Exhibit 99.1.

ITEM 6. Exhibits.

(a) Exhibits:

31.1 - Section 302 Certification by Chief Executive Officer and President

31.2 - Section 302 Certification by Chief Financial Officer and Treasurer

32.1 - Section 906 Certification by Chief Executive Officer and President and by Chief Financial Officer and Treasurer

99.1 - Press Release dated October 30, 2008

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

2020 ChinaCap Acquirco, Inc.

Dated: November 13, 2008	By:	/s/ G. George Lu
G. George Lu Chairman, Chief Executive Officer and President (Principal Executive Officer)

	By:	/s/ Louis F. Koo
Louis F. Koo Vice Chairman, Chief Financial Officer and Treasurer (Principal Financial Officer)

EXHIBIT INDEX

EXHIBIT NO.

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934
32.1	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Press Release dated October 30, 2008