Form 10-K
period 2008-12-31
2020 ChinaCap Acquirco, Inc.
filed 2009-03-30
CIK 1396016

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number:  001-33799

2020 CHINACAP ACQUIRCO, INC.
(Exact name of registrant as specified in its charter)

Delaware	20-5500605
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o Surfmax Corporation
221 Boston Post Road East, Suite 410
Malborough, Massachusetts	01752
Address of principal executive offices)	(Zip Code)

(508) 624-4948
Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $.0001 per share	NYSE Amex
Common Stock Purchase Warrants	NYSE Amex
Units consisting of one share of Common Stock	NYSE Amex
and one Warrant

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

Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☐Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $63,781,875.
As of December 31, 2008, 10,500,000 shares of the registrant’s common stock, par value $0.0001 per share, were outstanding.

2020 CHINACAP ACQUIRCO, INC.
2008 ANNUAL REPORT ON FORM 10-K
TABLE OF CONTENTS

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

ITEM 1.                BUSINESS

General

We are a public acquisition company, formed on August 21, 2006, to complete a business combination with an operating business that either: (1) is located in China, (2) has its principal operations located in China, or, (3) in the view of the Board of Directors of the Company, would benefit from establishing operations in China. Our efforts to identify a prospective target business will not be limited to a particular industry. We intend to effect a business combination using cash from the proceeds of our recently completed initial public offering and the private placements of the sponsors’ warrants, our capital stock, debt or a combination of cash, stock and debt. On November 15, 2007, we completed our initial public offering of 8,625,000 Units (including 1,125,000 Units pursuant to the underwriters’ over-allotment option sold on November 26, 2007) at a price of $8 per unit. We received net proceeds of approximately $68.2 million from our Offering, and deposited approximately $68.1 million into a trust account.

We believe that China represents a favorable environment both for making acquisitions and operating a target business for several reasons, including, among other things, the existence of a prolonged economic expansion within China, with real gross domestic product growth of approximately 11.6%, 11.9% and 9.7% for 2006, 2007 and 2008, respectively (according to the International Monetary Fund’s Report on World Economic Outlook, dated October 2008), attractive valuations for target businesses within China, increased government focus within China on privatizing assets, improving foreign trade and encouraging business and economic activity, and access to a highly trained and educated workforce, as well as favorable labor rates and efficient, low-cost manufacturing capabilities. According to the Economist Intelligence Unit, by the year 2020, China will have achieved purchasing power parity with the US, will have Gross Domestic Product at a level equal to that of the US and of the European Union and will match the US as the largest consumer market in the world. According to the 2008 World Fact Book, in 2007 China was the second largest economy in the world on a purchasing power parity basis after the US. Given these trends, we believe there are leading Chinese companies well-positioned to transform into global business leaders between now and the year 2020, which may include both currently profitable companies and companies which are currently operating at a loss but which we believe have the potential to become profitable.

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

Competition

In identifying, evaluating and selecting a target business, we may encounter intense competition from other entities having a business objective similar to ours. Additionally, we may be subject to competition from entities other than public acquisition companies having a business objective similar to ours, including venture capital firms, leverage buyout firms and operating businesses looking to expand their operations through the acquisition of a target business. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than us and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe that with the current amount of funds in the trust account there may be numerous potential target businesses with which we could complete a business combination, our ability to compete in completing a business combination with certain sizable target businesses will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the business combination of a target business. Further, the following may not be viewed favorably by certain target businesses:

☐	our obligation to seek stockholder approval of a business combination may delay the completion of a transaction;

☐
our obligation to convert shares of common stock held by our public stockholders into cash to such holders that both vote against the business combination and exercise their conversion rights may reduce the resources available to us for a business combination; and

☐	our outstanding warrants and option, and the potential future dilution they represent.

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

Periodic Reporting and Audited Financial Statements

We have registered our securities under the Securities Exchange Act of 1934, as amended, and have reporting obligations, including the requirement to file annual and quarterly reports with the Securities and Exchange Commission. In accordance with the requirements of the Exchange Act, our annual reports contain financial statements audited by our independent registered public accounting firm. To date, we have filed our annual report on Form 10-K for 2007 and quarterly reports on Form 10-Q covering each of the first three quarters of 2008.

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

If we are unable to complete a business combination and are forced to liquidate our assets, the per-share liquidation distribution to our public shareholders will be less than the initial offering price of $8.00 for the units. The per share liquidation value will be reduced from the initial $8.00 amount by the expenses of this offering, our general and administrative expenses and the anticipated costs of seeking a business combination. The per share liquidation value will be $7.92 per share, plus interest earned thereon (net of amounts released to us of up to $1,350,000 and net of taxes payable thereon). This amount includes the net proceeds of our offering and the private placement of the founding director warrants. It also includes $2,100,000 ($0.28 per share) of deferred underwriting discounts and commissions which are only payable to the underwriters if we consummate a business combination. We will pay, or reserve for payment, from funds not held in trust, our liabilities and obligations. In addition our executive officers, one of our directors and certain entities they control have agreed to indemnify us under certain circumstances for such liabilities and obligations to the extent necessary to insure that the proceeds in the trust account are not reduced by the claims of target businesses or the claims of vendors or other entities that are owed money by us for services rendered or contracted for or products sold to us. However, if we fail to maintain a sufficient reserve for liabilities and our indemnifying officers, directors and entities they control cannot satisfy indemnification claims, we cannot assure you that stockholders will not be liable for such amounts to creditors to the extent of funds distributed by us to our stockholders. Furthermore, there will be no distribution with respect to our outstanding warrants which will expire worthless if we liquidate before the completion of a business combination.

If the net proceeds not placed in trust together with the interest we may draw from the trust account are insufficient to allow us to operate until we are able to complete a business combination, we may be unable to complete a business combination.

We believe that the funds available to us outside of the trust account, including the up to $1,350,000 we may draw in interest, net of taxes, from the trust account, will be sufficient to allow us to operate until November 8, 2009.  However, we cannot assure you that our estimates will be accurate. In addition, due to the recent low interest rate environment, we may not be able to draw the entire $1,350,000 of interest from the trust account because we have not earned that much interest.  We could use a portion of the funds not placed in trust and the shareholder loans to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds not placed in trust as a down payment or to fund a “no-shop” provision (a provision in letters of intent designed to keep target businesses from “shopping” around for transactions with other companies on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business. We may not be able to obtain additional loans from our officers and directors or any other party to fund our operations.

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

Interest income from investments in treasury securities, such as the securities in which the Trust Account is invested, has decreased significantly in recent months.  Our working capital is funded through interest received in the Trust Account, up to $1,350,000, and borrowings from affiliates.  Since the interest payments from the Trust Account have decreased, we have received less interest income to fund our working capital needs.  If interest rates do not increase, or if we are unable to find alternative financing, such as through loans from our initial shareholders or others, we may be unable to pay our operating expenses and be forced to liquidate.

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

In recent months, volatility in the markets has made the completion of transactions in general, and a business acquisition by special purpose acquisition companies like us, more difficult.  Potential target companies may be reluctant to enter into an agreement with us due to the decreased likelihood that the transaction would be approved by our shareholders in this market.  In the event that we do enter into an agreement with a potential target, we may be unable to obtain shareholder approval due to the cash flow requirements or other interests of our shareholders.  If we are unable to complete an acquisition transaction by November 8, 2009, we will be forced to liquidate the amounts in the Trust Account and distribute the proceeds to our shareholders.

Because there are numerous companies with a business plan similar to ours seeking to effectuate a business combination, it may be more difficult for us to do so.

Based upon publicly available information, we have identified many similarly structured public acquisition companies that have gone public since August 2003. Of these companies, only a limited number have consummated a business combination. This may be an indication that there are only a limited number of attractive targets available to such entities or that many targets are not inclined to enter into a transaction with a public acquisition company, and therefore we also may not be able to consummate a business combination within the prescribed time period. If we are unable to consummate a business combination within the prescribed time period, which ends in November 2009, our purpose will be limited to dissolving, liquidating and winding up.

If third parties bring claims against us, the proceeds held in trust could be reduced in which case the per-share liquidation price received by stockholders would be less than $7.92 per share.

Our placing of funds in trust may not protect those funds from third party claims against us. Although we will seek to have all vendors and service providers we engage and prospective target businesses we negotiate with execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, there is no guarantee that they will execute such agreements. Nor is there any guarantee that, even if such entities execute such agreements with us, they will not seek recourse against the trust account. A court could also conclude that such agreements are not legally enforceable. Accordingly, the proceeds held in trust could be subject to claims that could take priority over those of our public stockholders, and we cannot assure you that the per-share distribution from the trust account, if we liquidate, will not be less than $7.92, plus interest, (net of (1) any taxes due on such interest income, which taxes, if any, shall be paid from the trust account and (2) up to $1,350,000 of interest income from the trust account, net of taxes, that may have been released to us to fund working capital requirements), due to such claims. If we are unable to complete a business combination and are forced to liquidate, our executive officers, one of our directors and certain entities they control have jointly and severally agreed to reimburse us for our debts to vendors, or to any prospective target business, if we do not obtain a valid and enforceable waiver from that vendor or prospective target business of its rights or claims to the trust account and only to the extent necessary to ensure that such claims do not reduce the amount in the trust account. Based on the information provided to us in the director and officer questionnaires in connection with our offering as well as the representations as to their accredited investor status (as such term is defined in Regulation D), we currently believe that such persons are of substantial means and capable of funding their indemnity obligations, even though we have not asked them to reserve for such an eventuality. However, we cannot assure you that our indemnifying executive officers, director and the entities they control will be able to satisfy those obligations. In addition, our indemnifying executive officers, director and the entities they control have not agreed to reimburse us for any debts or obligations to vendors other than service fees (and related disbursements) or product purchase prices such as those relating to a potential tort claim. We believe the likelihood of our indemnifying executive officers, director, and the entities they control having to indemnify the trust account is limited because we intend to have all vendors and prospective target businesses as well as other entities execute agreements with us waiving any right, title, interest or claims of any kind in or to monies held in the trust account. In the event that we liquidate and it is subsequently determined that our reserve for claims and liabilities to third parties is insufficient, stockholders who received funds from our trust account could be liable for up to such amounts to creditors. Additionally, if we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, we cannot assure you we will be able to return to our public stockholders at least $7.92 per share.

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

An effective registration statement may not be in place when investors desire to exercise warrants, which would preclude investors from being able to exercise their warrants and cause such warrants to be practically worthless.

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

No warrants will be exercisable and we will not be obligated to issue shares of common stock unless the common stock issuable upon such exercise has been registered or qualified or deemed to be exempt under the securities laws of the state of residence of the holder of the warrants. Because the exemptions from qualification in certain states for resales of warrants and for issuances of common stock by the issuer upon exercise of a warrant may be different, a warrant may be held by a holder in a state where an exemption is not available for issuance of common stock upon an exercise and the holder will be precluded from exercise of the warrant. At the time that the warrants become exercisable (following our completion of a business combination), we expect to either continue to be listed on the NYSE Amex (or become listed on another national securities exchange which would provide an exemption from registration in every state), or we would register the warrants in every state (or seek another exemption from registration in such states). Accordingly, we believe holders in every state will be able to exercise their warrants as long as our prospectus relating to the common stock issuable upon exercise of the warrants is current. However, we cannot assure you of this fact. As a result, the value of the warrants may be greatly reduced, the market for the warrants may be limited and the holders of warrants may not be able to exercise their warrants prior to their expiration if the common stock issuable upon such exercise is not qualified or exempt from qualification in the jurisdictions in which the holders of the warrants reside. If the warrants expire unexercised, holders who acquired their warrants as part of a purchase of units will have paid the full unit purchase price solely for the shares underlying the units. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to qualify the underlying securities for sale under all applicable state securities laws.

Since we have not yet selected a particular industry or target business with which to complete a business combination, we are unable to currently ascertain the merits or risks of the industry or business in which we may ultimately operate.

We may consummate a business combination with a company in any industry we choose and are not limited to any particular industry or type of business. Accordingly, there is no current basis for you to evaluate the possible merits or risks of the particular industry in which we may ultimately operate or the target business with which we may ultimately complete a business combination. To the extent we complete a business combination with a financially unstable company or an entity in its development stage, we may be affected by numerous risks inherent in the business operations of those entities. If we complete a business combination with an entity in an industry characterized by a high level of risk, we may be affected by the currently unascertainable risks of that industry. For example, if we complete a business combination with a business in a regulated industry, we may be subject to various regulatory risks associated with that industry. Although our management will endeavor to evaluate the risks inherent in a particular industry or target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors. We also cannot assure you that an investment in our stocks, warrants, or units will not ultimately prove to be less favorable to investors in this offering than a direct investment, if an opportunity were available, in a target business.

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

Some of our officers and directors are, and others may in the future become, affiliated with entities, including other public acquisition companies, engaged in business activities similar to those intended to be conducted by us. Additionally, our officers and directors may become aware of business opportunities which may be appropriate for presentation to us and the other entities to which they owe fiduciary duties. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. We cannot assure you that these conflicts will be resolved in our favor. As a result, a potential target business may be presented to another entity prior to its presentation to us and we may not be able to pursue such business combination opportunity.

All of our officers and directors own shares of our common stock, and some indirectly own warrants, which will not participate in liquidation distributions and therefore they may have a conflict of interest in determining whether a particular target business is appropriate for a business combination.

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

The net proceeds from the public offering and the private placement provided us with approximately $65,675,685 which we may use to complete a business combination. Our management has virtually unrestricted flexibility in identifying and selecting a prospective target business, except that our initial business combination must be with a business with a fair market value of at least 80% of our net assets at the time of such business combination, although this may entail the simultaneous business combinations of multiple operating businesses. While we may be able to purchase more than one target business using our equity securities as consideration for the acquisition or raising additional funds through the sale of our securities or through loan arrangements, we have no agreements or arrangements for such additional funding. We therefore believe that it is most likely that we will have the ability to effect only a single business combination. By consummating a business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities that may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

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

Although we believe that we have adequate capital to allow us to consummate a business combination, because we have not yet identified any prospective target business, we cannot ascertain the capital requirements for any particular transaction. If our capital proves to be insufficient, either because of the size of the business combination, the depletion of the available net proceeds in search of a target business, or the obligation to convert into cash a significant number of shares from dissenting stockholders (which in our case may be up to 30% of the shares held by public stockholders), we will be required to seek additional financing. We cannot assure you that such financing will be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to consummate a particular business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. In addition, if we consummate a business combination, we may require additional financing to fund the operations or growth of the target business.  With the limited amount of time before we must acquire a target business, which much be completed by November 8, 2009, we may be unable to wait for the market for financing to improve to conduct the transaction.  The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or stockholders is required to provide any financing to us in connection with or after a business combination.

Our initial stockholders, including our officers and directors, control a substantial interest in us and this may influence certain actions requiring a stockholder vote.

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

The NYSE Amex may delist our securities from quotation on its exchange which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our securities are currently listed on the NYSE Amex, a national securities exchange. However, we cannot assure you that our securities will continue to be listed on the NYSE Amex in the future. Additionally, in connection with our business combination, it is likely that the NYSE Amex may require us to file a new initial listing application and meet its initial listing requirements as opposed to its more lenient continued listing requirements. We cannot assure you that we will be able to meet those initial listing requirements at that time. If the NYSE Amex delists our securities from trading on its exchange, we could face significant material adverse consequences, including:

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

Before deciding to engage in a business combination, we will conduct due diligence that we deem reasonable and appropriate based on the facts and circumstances applicable to each potential target. When conducting due diligence, we may be required to evaluate important and complex business, financial, tax, accounting, environmental and legal issues. Outside consultants, legal advisors, accountants and investment banks may be involved in the due diligence process in varying degrees depending on the type of investment. Nevertheless, when conducting due diligence and making an assessment regarding an investment, we rely on the resources available to us, including information provided by the target of the investment and, in some circumstances, third-party investigations. The due diligence investigation that we will carry out with respect to any potential target may not reveal or highlight all relevant facts that may be necessary or helpful in evaluating such target which may result in our completing a business combination with an unsuitable target or ascribing a value to a target in excess of its actual value. Given that many potential targets will be located outside of the US, it may be more difficult for us to obtain reliable information regarding such targets than companies located inside the US due to differences in accounting practices and other factors. Moreover, such an investigation will not necessarily result in a business combination being successful.

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

As a result of merger and acquisition regulations implemented on September 8, 2006 relating to acquisitions of assets and equity interests of Chinese companies by foreign persons, it is expected that acquisitions will take longer and be subject to economic scrutiny by Chinese government authorities such that we may not be able to complete a business combination.

On August 8, 2006, the Ministry of Commerce, together with several other government agencies, promulgated a comprehensive set of regulations which became effective on September 8, 2006 governing the approval process by which a Chinese company may participate in an acquisition of its assets or its equity interests and by which a Chinese company may obtain public trading of its securities on a securities exchange outside China. Although there was a complex series of regulations in place prior to September 8, 2006 for approval of Chinese enterprises that were administered by a combination of provincial and centralized agencies, the new regulations have largely centralized and expanded the approval process which may, depending on the structure of the transaction, involve variously the Ministry of Commerce (MOFCOM), the provincial-level commerce authorities, the State Administration of Industry and Commerce (SAIC) or its local branch offices, the State Administration of Foreign Exchange (SAFE) or its branch offices, the State Asset Supervision and Administration Commission, and China Securities Regulatory Commission (CSRC). Depending on the structure of the transaction, these regulations will require the Chinese parties to make a series of applications and supplemental applications to the aforementioned agencies, some of which must be made within strict time limits and depend on approvals from one or the other of the aforementioned agencies. The application process has been supplemented to require the presentation of economic data concerning a transaction, including appraisals of the business to be acquired and evaluations of the acquirer which will permit the government to assess the economics of a transaction in addition to the compliance with legal requirements. Generally speaking, in absence of any unusual complexity and where the transaction does not involve an acquisition of a Chinese company which carries on business which is sensitive to the PRC authorities, the approval process can normally be completed within 4 to 6 months depending on the structure of the transaction.

The merger and acquisition regulations were only promulgated in August 2006 and accordingly the internal practices and procedures involved in the approval process are still developing.   The approval timeline is generally subject to various factors which may affect the actual time required for obtaining the approval. The approval can only be granted by the PRC authorities when the application documents submitted are complete and in order. It is not uncommon that the PRC authority will request the provision of additional documents or raise further queries during the approval process. In addition, the approval applications normally need to go through different levels of governmental authorities starting from the district level authority, and proceeding to the city level authority and then the provincial level authority. Different governmental bureaus may be involved in the approval process or sometimes the approval process may require internal consultation among different divisions in a single bureau. The time required for obtaining the approval will also depend on the manpower and resources of the authority concerned and the volume of the application documents. Change in PRC law and/or the practices adopted by the relevant authorities may also prolong the approval process.

If obtained, approvals will have expiration dates by which a transaction must be completed. Also, certain types of completed transactions must be reported to MOFCOM and some of the other agencies within a short period after closing or be subject to an unwinding of the transaction.

If the transaction was unwound, the consideration paid to the target business would be returned to us and we would then be forced to either attempt to complete a new business combination if it was prior to twenty four months from the consummation of the offering or we would be required to return any amounts which were held in the trust account to our shareholders and dissolve and liquidate.

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

Because China merger and acquisition regulations of September 8, 2006 permit the government agencies to have scrutiny over the economics of an acquisition transaction and require consideration in a transaction to be paid within stated time limits, we may not be able to negotiate a business combination that is acceptable to our stockholders or sufficiently protect their interests in a business combination.

The regulations have introduced aspects of economic and substantive analysis of the target business and the acquirer and the terms of the transaction by MOFCOM or the provincial-level commerce authorities and the other governing agencies through submissions of an appraisal report, a feasibility study report and the acquisition agreement, all of which form part of the application for approval, depending on the structure of the transaction. The regulations also prohibit a transaction at an acquisition price obviously lower than the appraised value of the Chinese business or assets. The regulations require that in certain transaction structures, the consideration must be paid within strict time periods, generally not in excess of one year. Because the Chinese authorities have expressed concern with so-called roundtrip investment pursuant to which Chinese residents would use an offshore vehicle to invest in domestic companies thus turning them into foreign investment enterprises (FIEs), regulations require new foreign sourced capital of not less than 25% of the domestic company’s post-acquisition capital in order to obtain FIE treatment in the case of such roundtrip investment. Domestic acquisition transactions may not cause overconcentration to eliminate or restrict competition, disturb the socio-economic order or damage the public interest, or lead to losses to state-owned assets. These aspects of the regulations will limit our ability to negotiate various terms of the acquisition, including aspects of the initial consideration, contingent consideration, holdback provisions, indemnification provisions and provisions relating to the assumption and allocation of assets and liabilities. Therefore, we may not be able to negotiate a transaction with terms that will satisfy our investors and protect our stockholders interests in an acquisition of a Chinese business or assets.

China merger and acquisition regulations of September 8, 2006 have introduced industry protection and antitrust aspects to the acquisition of Chinese companies and assets which may limit our ability to effect an attractive business combination. Furthermore, the newly adopted Anti-Monopoly Law provides for additional review procedures and requirements for certain acquisitions, which could make it more difficult for us to complete a proposed acquisition.

Under Chinese merger and acquisition regulations, acquisitions of Chinese domestic companies relating to “important industries” that may affect the national economic security or result in the transfer of “actual control” of companies having “famous Chinese brand names” or “well established Chinese brand names” must be reported and approved by the Ministry of Commerce. The merger and acquisition regulations also provide for antitrust review requirements for transactions in which any of the following specified criteria are present: a Chinese market turnover by any of the parties to the acquisition during the current year exceeding 1.5 billion Chinese Renminbi; the foreign investor’s acquisition of more than 10 enterprises in related industries in China within one year; control of 20% or more of the Chinese market on a pre-transaction basis, or control of 25% or more of the Chinese market as a result of the transaction. An antitrust review may also be initiated at the request of a competing domestic enterprise or the relevant functional authority or trade association. In addition, certain mergers and acquisitions among foreign companies occurring outside of China could also be subject to antitrust review in China which is similar to US anti-trust law concepts. The regulations use various economic aspects of the parties or markets to bring a transaction outside of China under scrutiny, including any one of the level of sales or assets within China, control of 20% or more of the Chinese market on a pre-transaction basis, or control of 25% or more of the Chinese market as a result of the transaction. Exemptions may be sought from the MOFCOM and SAIC on the basis that: (i) the transaction will improve market competition, (ii) the transaction will restructure unprofitable entities and ensures employment, (iii) the transaction will introduce high technologies, bring in management talent and increase international competitiveness, or (iv) the transaction will improve the environment.

Further to the efforts geared towards ensuring sufficient degree of competition within the domestic market, the Anti-Monopoly Law (“AML”), which became effective on August 1, 2008, is China’s first comprehensive and unified legislation regulating competition. Three main types of prohibited activities are specified under AML, namely (1) monopoly agreements, i.e., cartel arrangements; (2) abuse of dominate market position by the parties; and (3) anti-competitive “concentrations”. Similar to those merger and acquisition regulations promulgated in 2006, AML is enforced by three Chinese government agents. MOFCOM is the agency responsible for examining any proposed merger and acquisition transactions in order to ascertain whether they will result in a concentration as provided under AML. The SAIC is responsible for carrying out investigations on any potential or reported cases of monopoly agreements, e.g., cartel arrangements, and cases of abuse of dominant market position by the parties, and imposing administrative sanctions as appropriate. The National Development and Reform Commission (“NDRC”) will investigate all price-related monopoly cases, which may either arise from a case of monopoly agreement or a case of abuse of dominant market position by the parties.

AML provides that all acquisitions (both onshore and offshore) that meet the “notification thresholds” (described below) must be reported to MOFCOM to obtain its approval to proceed. If MOFCOM considers that the relevant Chinese market will become too concentrated after the proposed acquisition and thus competition within the market will be eliminated or restricted, MOFCOM may refuse to approve such transaction or impose conditions on the approval for such transaction to proceed. Subject to certain exceptions and adjustments, the “notification thresholds” are specified by the State Council on  August 3, 2008 under Rules on the Notification of Concentration of Business Operators as follows:  (1) the global turnover in the preceding accounting year of all parties to the concentration exceeds RMB 10 billion (approximately US$1.46 billion) and the turnover within China of each of at least two of those parties exceeds RMB 400 million (approximately US$58 million) over the previous accounting year, or (2) the turnover within China in the preceding accounting year of all parties to the concentration exceeds RMB 2 billion (approximately US$290 million) and the turnover within China of each of at least two of those parties exceeds RMB 400 million over the preceding accounting year.

Since both AML and the merger and acquisition regulations of September 6, 2006 are current and effective in China, any proposed merger and acquisition transaction is subject to the review mechanism under both laws if the relevant thresholds are met. When we evaluate a potential business combination, we will consider the need to comply with these laws and regulations which may result in our modifying or not pursuing a particular transaction.

Although AML and the merger and acquisition regulations provide specific requirements and procedures, there are many ambiguities which give the regulators wide latitude in the approval process and which will cause uncertainty regarding our ability to complete a business combination on a timely basis.

The merger and acquisition regulations and AML set forth many specific requirements, but there are still many ambiguities in the meaning of many provisions. Although further regulations are anticipated in the future, until there has been clarification either by pronouncements, regulation or practice, there is some uncertainty regarding the scope of these laws and regulations. Moreover, the ambiguities give the regulators wide latitude in the enforcement of the regulations and the transactions to which they may or may not apply. Therefore, we cannot predict the extent to which the regulations and AML will apply to a transaction, and therefore, there may be uncertainty over whether or not a business combination will be completed until approvals are sought or until the preliminary approvals are obtained.

If relations between China and the US or Europe deteriorate, potential target businesses or their goods or services could become less attractive.

The relationship between China and the US or Europe is subject to sudden fluctuation and periodic tension. For instance, relations may be compromised if the US or Europe becomes a more vocal advocate of Taiwan or proceeds to sell certain military weapons and technology to Taiwan. Changes in political conditions in China and changes in the state of Sino-US and Sino-European relations are difficult to predict and could adversely affect our operations or cause potential target businesses or their goods and services to become less attractive. Because we are not limited to any specific industry, there is no basis for investors in this offering to evaluate the possible extent of any impact on our ultimate operations if relations are strained between China and either the US or Europe.

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

Following a business combination, our payroll and other costs of non-US operations will be payable in foreign currencies, primarily Renminbi. To the extent future revenue is denominated in non-US currencies, we would be subject to increased risks relating to foreign currency exchange rate fluctuations that could have a material adverse effect on our business, financial condition and operating results. The value of Renminbi against the US dollar and other currencies may fluctuate and is affected by, among other things, changes in China’s political and economic conditions. As our operations will likely be primarily in China, any significant revaluation of the Renminbi may materially and adversely affect our cash flows, revenues and financial condition. For example, to the extent that we need to convert US dollars into Chinese Renminbi for our operations, appreciation of this currency against the US dollar could have a material adverse effect on our business, financial condition and results of operations. Conversely, if we decide to convert our Renminbi into US dollars for other business purposes and the US dollar appreciates against this currency, the US dollar equivalent of the Renminbi we convert would be reduced. The Chinese government recently confirmed that it is pegging the exchange rate of the Renminbi against a number of currencies, rather than just the US dollar. Fluctuations in the Renminbi exchange rate could adversely affect our ability to find an attractive target business with which to consummate a business combination.

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

We might be deemed a PRC resident enterprise under the Unified Tax Law and be subject to the PRC taxation on our worldwide income.

The Unified Tax Law also provides that enterprises established outside of China whose “de facto management bodies” are located in China are considered “resident enterprises” and are generally subject to the uniform 25% enterprise income tax rate as to their worldwide income. Under the implementation rules for the Unified Tax Law issued by the PRC State Council, “de facto management body” is defined as a body that has material and overall management and control over the manufacturing and business operations, personnel and human resources, finances and treasury, and acquisition and disposition of properties and other assets of an enterprise. After our acquisition, the PRC tax authorities might treat us as a resident enterprise for PRC tax purposes, in which case we will be subject to PRC tax on our worldwide income at the 25% uniform tax rate, which could have an impact on our effective tax rate and an adverse effect on our net income and results of operations.

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

Failure to comply with the United States Foreign Corrupt Practices Act could subject us to penalties and other adverse consequences.

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

ITEM 3.                LEGAL PROCEEDINGS

None.

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our shareholders during the quarter ended December 31, 2008.

EXECUTIVE OFFICERS

Our current executive officers are as follows:

G. George Lu has been our Chairman of the Board, Chief Executive Officer and President since our inception in August 2006. Since November 1997, Mr. Lu has been the President of Surfmax Corporation, a company focused on investments in private companies based in China, which he founded. From January 1998 to July 1999, Mr. Lu served as a founding executive and the Chief Technology Officer of uBid, Inc., a US based online auction company which conducted its initial public offering on NASDAQ in December 1998. Since its inception in December 2004, Mr. Lu has served as Vice Chairman of Xingda International Holdings Limited, a manufacturer of tire steel reinforcement material in China that is publicly traded on the Stock Exchange of Hong Kong Limited. Mr. Lu serves as Chairman of the International Development and Investment Committee, a member of the Nomination Committee and a member of the Executive Committee. Mr. Lu also currently serves as a director of Kingsoft Corporation, a China-based software and online games company. Mr. Lu serves as Chairman of the Nominating Committee and Strategy Committee and as a member of the Audit Committee of Kingsoft. In addition, Mr. Lu served or currently serves as officer, director or advisor in privately-held companies that he founded or invested in individually or, in certain instances, on behalf of Surfmax. Mr. Lu received a B.S. from Huazhong Normal University in Wuhan, China, and a M.S. from the University of Memphis.

Louis F. Koo has been our Vice Chairman, Chief Financial Officer, Treasurer and Principal Accounting Officer since January 2007. Since October 2002, he has been a managing director of Hercules Capital Limited, a financial advisory company focused on corporate finance, M&A, private equity and project financing services to Hong Kong and Chinese enterprises, which he founded. From September 2000 to May 2002, he was Chief Executive Officer of Silvernet Group Limited, a company jointly owned by an affiliate of China Construction Bank and Warburg Pincus focusing on investing in technology enabled companies in China. From November 1989 to August 2000 he was managing director and head of corporate finance of ABN Amro Asia Corporate Finance Limited. Mr. Koo currently serves on the board of the following publicly-traded companies on the Stock Exchange of Hong Kong Limited: Weichai Power Company Limited, Li Ning Company Limited, China Communications Construction Company Limited, Xingda International Holdings Limited, Midland Holdings Limited,  Richfield Group Holdings Limited and Good Friend International Holdings Inc.; and chairs the Audit Committee of each of these companies. Mr. Koo is a Hong Kong Securities and Futures Commission registered Investment Adviser and a Member of Hong Kong Institute of Certified Public Accountants. Mr. Koo received a B.S. from the University of California, Berkeley.

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

Market Price Information

The shares of our common stock, warrants and units are traded on the NYSE Amex, under the symbols “TTY,” “TTY.WS” and “TTY.U,” respectively.  Each of our units consists of one share of our common stock and one warrant. Our common stock and warrants commenced to trade separately from our units on December 3, 2007. However, transactions in our units continue to occur on the NYSE Amex.

The following table sets forth, for the calendar quarters indicated, the quarterly high and low closing sale prices for our common stock and units as reported on the AMEX.

	Common Stock		Warrants
	High	Low	High	Low
Fourth Quarter of 2008	$7.30	$6.60	$7.40	$6.45
Third Quarter of 2008	$7.50	$7.04	$7.95	$7.10
Second Quarter of 2008	$7.60	$7.18	$8.09	$7.41
First Quarter of 2008	$7.39	$6.96	$8.20	$7.51
Fourth Quarter of 2007 (beginning on November 8, 2007 with respect to our units)	$7.30	$7.11	$8.24	$8.10

As of March 16, 2009, we had approximately 244 holders of record of our units, 208 holders of record of our ordinary shares and 133 holders of record of our warrants. We have not paid any dividends on our ordinary shares to date and do not intend to pay dividends prior to the completion of a business combination. The payment of dividends in the future will be contingent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of a business combination. The payment of any dividends subsequent to a business combination will be within the discretion of our then board of directors. It is the present intention of our board of directors to retain all earnings, if any, for use in our business operations and, accordingly, our board of directors does not anticipate declaring any dividends in the foreseeable future.

Use of Proceeds from the Public Offering

On November 15, 2007, the public offering of 8,625,000 units (including exercise in full of underwriters’ over-allotment option) of the Company was consummated.  On the same day, the private placement of 2,265,000 warrants to certain affiliates was completed.  Each unit issued in the public offering consisted of one share of common stock, $.0001 par value per share, and one warrant, each to purchase one share of common stock.  The units were sold at an offering price of $8.00 per unit.  Each warrant sold in the private placement entitled the holder to purchase one share of the Company’s common stock and was sold for $1.00 per warrant.  The public and private offerings generated aggregate gross proceeds of $71,265,000.

The following is a breakdown of units registered and the units sold in that offering:

	Aggregate price of the		Aggregate price of the
Amount Registered	amount registered	Amount Sold	amount sold to date

8,625,000 units	$69,000,000	8,625,000 units	$69,000,000

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

On October 15, 2008, in consideration of the current market conditions, the Company directed LaSalle Global Trust Services to transfer the funds held in trust from a money market fund that invests in U.S. Government obligations into the Dreyfus Treasury Prime Cash Management Fund, which invests solely in U.S. treasuries. The balance in the Trust Account as of December 31, 2008 was $68,533,339.

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

•	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand; and

•	our inability to obtain additional financing, if necessary, if the debt security contains covenants restricting our ability to obtain additional financing while such security is outstanding.

For the year ended December 31, 2008, we earned interest income of $1,002,545, and incurred general and administration expenses of $927,491, compared to interest income of $92,257 and general and administration expenses of $80,265 for the year ended December 31, 2007.  There were also abandoned project costs of $349,262 incurred for the year ended December 31, 2008, and we did not incur any such expenses for the year ended December 31, 2007. The difference between 2007 and 2008 is partly attributable to initial public offering which was completed on November 15, 2007 and partly due to the abandoned project costs. General and administration expenses in 2008 consist primarily of legal and accounting fees, overhead fees, insurance, travel expenses in connection with our search for a target company, and certain other expenses associated with being a public company.  Abandoned project costs incurred were related to the due diligence process in identifying potential acquisition targets that became incomplete business combinations in 2008.

On November 15, 2007, we completed our initial public offering of 8,625,000 Units (including 1,125,000 Units pursuant to the underwriters’ over-allotment option sold on November 26, 2007) at a price of $8 per unit. We received net proceeds of approximately $68,240,685 million from our offering, after deducting offering expenses of approximately $5,439,315, which included underwriting discounts of $4,830,000. This amount includes $2,415,000 of the underwriting discounts and commissions due, which the underwriters have agreed will not be payable unless and until we consummate a business combination. Accordingly,  $68,090,685 of the net proceeds of the offering was deposited in trust and the remaining $150,000, together with the up to $1,350,000, net of taxes, from the trust account interest earned on the funds, will be used  to fund expenses related to investigating and selecting a target business, income and other taxes and our working capital requirements.

We intend to use substantially all of the net proceeds of this offering, including the funds held in the trust account (excluding deferred underwriting discounts and commissions), to complete a business combination with a target business and to pay our expenses relating thereto. The funds used to pay the representative of the underwriters will not be available to us to use in connection with or following the business combination. To the extent that our capital stock is used in whole or in part as consideration to effect a business combination, the remaining proceeds held in the trust account as well as any other net proceeds not expended will be used as working capital to finance the operations of the target business. Such working capital funds could be used in a variety of ways including continuing or expanding the target business’ operations, for strategic acquisitions and for marketing, research and development of existing or new products. Such funds could also be used to repay any operating expenses or finders’ fees which we had incurred prior to the completion of our business combination if the funds available to us outside of the trust account were insufficient to cover such expenses.

We believe that the funds available to us outside of the trust account, including the interest income to be distributed to us, will be sufficient to allow us to operate until November 8, 2009, assuming that a business combination is not consummated during that time. We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, we may need to raise additional funds through a private offering of debt or equity securities if such funds are required to consummate a business combination that is presented to us. We would only consummate such a fund raising simultaneously with the consummation of a business combination.

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

Warrants agreement

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

Amount of equity subject to possible redemption

         We will not proceed with a business combination if public stockholders owning 30% or more of the shares sold in this offering vote against the business combination and exercise their conversion rights. Accordingly, we may effect a business combination if public stockholders owning up to approximately 29.99% of the shares sold in this offering exercise their conversion rights. If this occurred, we would be required to convert to cash up to approximately 29.99% of the 8,625,000 shares sold in our public offering, or 2,586,638 shares of common stock, at an initial per-share conversion price of approximately $7.92 (for a total of approximately $20,486,172) without taking into account interest earned on the trust account. The deferred underwriting discounts and commissions will only be paid to the underwriters upon completion of a business combination and only with respect to those units for which component shares are not converted. Accordingly, payment of a portion of the deferred underwriting discounts and commissions to the converting stockholders will reduce the amount payable to the underwriters if we consummate a business combination ($2,415,000).

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

Contractual Obligations

We have agreed to pay Surfmax Corporation, a company wholly-owned by George Lu, our Chief Executive Officer and President, $7,500 per month for office space and general and administrative services. Other than the $7,500 per month fee payable to Surfmax Corporation for office space and general and administrative services, as of December 31, 2008, we had no contractual obligations or commitments.

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

On each of August 1, 2008 and December 1, 2008, the Company issued a promissory note of $150,000 to 2020 International Capital Group Limited, a Cayman Islands company (“2020 International”). George Lu, our Chairman and Chief Executive Officer, Louis Koo, our Chief Financial Officer and a director, Yuxiao Zhang, our Executive Director, Vice President and a director, and Jianming Yu, a director, directly or indirectly own 49.99%, 10.0%, 10.0% and 10.0%, respectively of the common shares of 2020 International and they constitute 80% of the members of the management committee of 2020 International. 2020 International has beneficial ownership of more than 10% of the Company’s outstanding common stock. Prior to the issuance of each of the promissory notes, and upon full disclosure to Board of Directors of the foregoing relationships, the transaction and the terms of the promissory notes were approved by disinterested and independent directors of the Board of Directors

The promissory notes are non-interest bearing and shall be due and payable on demand or one year from the date of execution, whichever occurs earlier.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.                FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial statements are attached hereto beginning with page F-1

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A: CONTROLS AND PROCEDURES

An evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2008 was made under the supervision and with the participation of our management, including our principal executive officers and our principal financial officer. Based on that evaluation, they concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that information required to be disclosed by us in the reports that we file or submit under the act is accumulated and communicated to our management, including our executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2008. This report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the company to provide only management’s report in this annual report.

During the most recently completed fiscal quarter, there have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B.       OTHER INFORMATION

None.

PART III

ITEM 10.         DIRECTORS, EXECUTIVE AND CORPORATE GOVERNANCE

Directors Whose Terms Expire in 2011

Jun Lei (age 39) has been a member of our Board of Directors since January 2007. Since October 1998, Mr. Lei has served as President and a director of Kingsoft Corporation, a China-based software and online games company. From January 1992 to October 1998, Mr. Lei served in various capacities at Kingsoft including general manager and software developer. From April 2000 to March 2005, Mr. Lei served as founder and chairman of Joyo.com, a China-based e-commerce company, which, during his tenure, was sold to Amazon.com. Since November 2003, Lei has served as on the Board of Directors of Wuhan University. In addition, Mr. Lei is active in private investments and currently serves as director or advisor in privately-held companies that he founded or invested in individually or on behalf of syndications, including joint investments with Mr. Lu. Mr. Lei received a B.S. from Wuhan University.

Meng Ann Lim (age 45) has been a member of our Board of Directors since March 2008. Since July 2007, Mr. Lim has served as Partner and Head of China for Actis Capital LLC, which is a leading private equity firm focused on emerging markets, primarily China, India and Africa. From September 1997 to July 2007, Mr. Lim served at GIC Special Investments Pte. Ltd. in various capacities, the last of which was Executive Vice President and Head of China. From January 1996 to September 2006, Mr. Lim served at GIC Special Investments Pte. Ltd. (GIC SI) in various capacities, the last of which was Senior Vice President. GIC SI is the private equity arm of the Government of Singapore Investment Corp. Pte. Ltd., which manages the long-term reserves of the Government of Singapore. It is one of the largest private equity investors in the world. While at GIC SI, Mr. Lim invested and managed GIC SI’s investments in many sectors in China including manufacturing and industrial, semiconductors, consumer products, technology and financial institutions. Between September 1993 and September 1997, Mr. Lim served at the International Finance Corporation where he was an Investment Officer of the Asia division. Mr. Lim is a Non-Executive Director of Li Ning Company, a position he held since July 2003. Mr. Lim received a MBA from Strathclyde University, Scotland and a B. Eng (First Class Honour) from University of London.

Dr. Jianming Yu (age 37) has been a member of our Board of Directors since January 2007. Since June 2005, Dr. Yu has served as Chief Executive Officer of New Horizon Fund, a private equity fund which he co-founded. From December 2004 to June 2005, Dr. Yu served as general manager of Beijing Xuan Da Investment Company Ltd. From September 2003 to March 2005, Dr. Yu served as Chief Executive Officer and a director of Beijing Rui Feng Trust and Investment Co. Ltd. From May 2002 to August 2003, Dr. Yu served as Chief Executive Officer of Beijing Qi Jie Yuan Medicine Co. Ltd. From October 2000 to May 2002, Dr. Yu served as a consultant at McKinsey and Company. Dr. Yu received a B.S. with highest distinction from Tsinghua University, a PhD in Cell Biology from Harvard University and an MBA in Marketing and Finance from Kellogg School of Management, Northwestern University.

Directors Whose Terms Expire in 2010

G. George Lu (age 44) has been our Chairman of the Board, Chief Executive Officer and President since our inception in August 2006. Since November 1997, Mr. Lu has been the President of Surfmax Corporation, a company focused on investments in private companies based in China, which he founded. From January 1998 to July 1999, Mr. Lu served as a founding executive and the Chief Technology Officer of uBid, Inc., a US based online auction company which conducted its initial public offering on NASDAQ in December 1998. Since its inception in December 2004, Mr. Lu has served as Vice Chairman of Xingda International Holdings Limited, a manufacturer of tire steel reinforcement material in China that is publicly traded on the Stock Exchange of Hong Kong Limited. Mr. Lu serves as Chairman of the International Development and Investment Committee, a member of the Nomination Committee and a member of the Executive Committee. Mr. Lu also currently serves as a director of Kingsoft Corporation, a China-based software and online games company. Mr. Lu serves as Chairman of the Nominating Committee and Strategy Committee and as a member of the Audit Committee of Kingsoft. In addition, Mr. Lu served or currently serves as officer, director or advisor in privately-held companies that he founded or invested in individually or, in certain instances, on behalf of Surfmax. Mr. Lu received a B.S. from Huazhong Normal University in Wuhan, China, and a M.S. from the University of Memphis.

Louis F. Koo (age 52) has been our Vice Chairman, Chief Financial Officer, Treasurer and Principal Accounting Officer since January 2007. Since October 2002, he has been a managing director of Hercules Capital Limited, a financial advisory company focused on corporate finance, M&A, private equity and project financing services to Hong Kong and Chinese enterprises, which he founded. From September 2000 to May 2002, he was Chief Executive Officer of Silvernet Group Limited, a company jointly owned by an affiliate of China Construction Bank and Warburg Pincus focusing on investing in technology enabled companies in China. From November 1989 to August 2000 he was managing director and head of corporate finance of ABN Amro Asia Corporate Finance Limited. Mr. Koo currently serves on the board of the following publicly-traded companies on the Stock Exchange of Hong Kong Limited: Weichai Power Company Limited, Li Ning Company Limited, China Communications Construction Company Limited, Xingda International Holdings Limited, Midland Holdings Limited, Richfield Group Holdings Limited and Good Friend International Holdings Inc.; and chairs the Audit Committee of each of these companies. Mr. Koo is a Hong Kong Securities and Futures Commission registered Investment Adviser and a Member of Hong Kong Institute of Certified Public Accountants. Mr. Koo received a B.S. from the University of California, Berkeley.

Yuxiao Zhang (age 39) has been Executive Director and Vice President—Business Development since January 2007. Since January, 2000 Mr. Zhang has been Chief Financial Officer of Jiangsu Xingda, the predecessor of Xingda International and Chief Financial Officer and Executive Director of Xingda International Holdings Limited since inception. He also serves as Chairman of the Executive Committee and member of the International Development and Investment Committee. Mr. Zhang played a pivotal role in the reorganization, management transformation and IPO of Xingda International. From December 1994 to December 1999, he was Vice President of Clemente Capital Asia Limited in which position he personally visited hundreds of companies in China assessing them for potential investments. Prior to that, he worked for Cathay Fund, which invested in Chinese companies. Mr. Zhang received a B.S. from Fudan University.

Directors Whose Terms Expire in 2009

William Hsu (age 43) has been a member of our Board of Directors since January 2007. Since January 2007, Mr. Hsu has served as general partner of CDH Venture Capital Management Company, which manages a venture capital fund that invests primarily in China. From January 1996 to September 2006, Mr. Hsu served at GIC Special Investments Pte. Ltd. (GIC SI) in various capacities, the last of which was Senior Vice President. GIC SI is the private equity arm of the Government of Singapore Investment Corp. Pte. Ltd., which manages the long-term reserves of the Government of Singapore. It is one of the largest private equity investors in the world. While at GIC SI, Mr. Hsu invested and managed GIC SI’s investments in many sectors in China including manufacturing and industrial, semiconductors, consumer products, technology and financial institutions. Mr. Hsu received a B.S. and a M.S. from the University of California, Berkeley.

William Sharp (age 67) has been a member of our Board of Directors since January 2007. Since 2001, Mr. Sharp has served as President of Global Industrial Consulting, a consulting firm. Since 1998, Mr. Sharp has been a director of Ferro Corp, a New York Stock Exchange listed company that produces performance materials where he serves as chairman of the Audit Committee and as a member of the Compensation Committee and the Finance Committee. From 1964 to 2000, Mr. Sharp served at Goodyear Tire and Rubber Company in various capacities, including President of the North American Tire division, President of the Global Support Operations and President of its Europe, Middle East and Africa division. Since August 2005, Mr. Sharp has been a director of Xingda International Holdings Limited where he serves as Chairman of the Compensation and Management Development Committee and a member of the Audit Committee. Mr. Sharp has actively advised leading global private equity investors in their investments in China including GIC. Mr. Sharp received a B.S. from Ohio State University.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires that we disclose late filings of reports of stock ownership by 2020 ChinaCap Acquirco directors, executive officers and persons who own more than 10% of the Company’s Common Stock. To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, we believe that the applicable Section 16(a) filing requirements were satisfied for transactions that occurred in 2008.

Codes of Ethics

The Board of Directors has approved a Code of Business Conduct and Ethics for directors, officers and employees of the Company, including the Chairman and Chief Executive Officer and principal financial officers. The Code addresses such topics as protection and proper use of our assets, compliance with applicable laws and regulations, accuracy and preservation of records, accounting and financial reporting, conflicts of interest and insider trading.

Audit Committee

The Audit Committee assists the Board of Directors in fulfilling the oversight responsibility of the Board of Directors to the shareholders relating to the integrity of the Company’s financial statements, the Company’s compliance with legal and regulatory requirements, the qualifications, independence and performance of the Company’s independent registered public accounting firm and the performance of the internal audit function. The Committee is directly responsible for the appointment, compensation, retention and oversight of the work of the independent registered public accounting firm engaged for the purpose of preparing or issuing an audit report or performing other audit, review or attestation services for the Company. The Committee operates under a written charter adopted by the Board of Directors in October 2007.

The members of the Audit Committee are Messrs. Sharp (Chairman) and Hsu, each of whom the Board of Directors in its business judgment has determined are independent as defined by regulations of the Securities and Exchange Commission and the NYSE Amex listing standards. The Board of Directors also has determined that both of the Committee members are financially literate as defined by the NYSE Amex listing standards and that Mr. Sharp qualifies as an audit committee financial expert as defined by regulations of the Securities and Exchange Commission.

The Audit Committee met four times in 2008.

ITEM 11.         EXECUTIVE COMPENSATION

We do not provide our executives or our directors with any compensation in connection with their service to us. We plan to begin compensating our directors and officers following an acquisition.

Compensation Committee Report

The Compensation Committee Report has been omitted from the Company’s Proxy Statement because the Company did not pay any compensation to its officers or directors during 2008 and does not intend to pay compensation to its officers or directors if and until it completes a business combination.

Executive Compensation Committee

Meng Ann Lim, Chairman
William Hsu
William Sharp

Compensation Committee Interlocks and Insider Participation

All members of the Executive Compensation Committee are considered independent under the NYSE Amex Listing Standards. Specifically, no members are employees or former employees of 2020 ChinaCap and no members had any relationship with us requiring disclosure under Item 404 of Regulation S-K. There are no compensation committee interlock relationships required to be disclosed under Item 407(e)(4)(iii) of Regulation S-K.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Principal Shareholders

The following table sets forth certain information with respect to the beneficial ownership of shares of the Company’s Common Stock by each person or group, according to the most recent Schedule 13G filed with the Securities and Exchange Commission or otherwise known to us, to beneficially own more than 5% of the outstanding shares of such stock.

Name and Address of Beneficial Owner	Number of Shares[1]	Percent of Class[2]

2020 International Capital Group Limited(3) 2020 Strategic Investments, LLC(3) 221 Boston Post Road East Suite 410 Marlborough, Massachusetts	1,312,504	12.5%

Aldebaran Investments LLC 500 Park Avenue 5th Floor New York, NY 10022	546,257	5.2%

Azimuth Opportunity, Ltd.(5) Commerce Court Value, Ltd.(5) c/o Ogier Qwomar Complex, 4th Floor P.O. Box 3170 Road Town, Tortola British Virgin Islands	590,754	5.6%

Deutsche Bank AG Theodor-Heuss-Allee 70 60468 Frankfurt am Main Federal Republic of Germany	672,100	6.4%

Integrated Core Strategies (US) LLC(6) c/o Millennium Management LLC 666 Fifth Avenue New York, New York 10103	602,181	5.7%

QVT Financial LP(7) 1177 Avenue of the Americas 9th Floor New York, New York	550,800	5.25%

Pacific Assets Management, LLC(4) 100 Drakes Landing Suite 207 Greenbrae, California	706,900	6.73%

Weiss Asset Management, LLC(8) 29 Commonwealth Avenue 10th Floor Boston, Massachusetts 02116	546,866	5.2%

[1]	The numbers of shares of Common Stock of the Company are as shown in the filed Schedule 13G or Schedule 13D reviewed by the Company or as of the latest practicable date.
[2]	The percentages shown in the table are based on 10,500,000, which was the number of shares of Common Stock outstanding on March 27, 2008.
[3]
Includes 1,312,504 shares of common stock held by 2020 Strategic Investments, LLC, a Nevis company. 2020 International Capital Group Limited, a Cayman Islands company, has voting and dispositive power of the 1,312,504 shares directly owned by 2020 Strategic Investments, LLC as its sole manager. Mr. Lu, Mr. Koo, Mr. Zhang and Mr. Yu directly or indirectly own 49.99%, 10.0%, 10.0% and 10.0%, respectively of the common shares of 2020 International Capital Group Limited and they constitute all of the members of the management committee of 2020 International Capital Group Limited. The balance of the common shares of 2020 International Capital Group Limited is held by a trust organized under the laws of the Cayman Islands for which Mr. Koo serves as trustee. The trust is intended to serve as an equity incentive plan to provide equity compensation for persons who are subsequently employed by 2020 International Capital Group Limited by providing such persons with the opportunity to purchase common shares of 2020 International Capital Group Limited from the trust. None of our officers or directors are beneficiaries of this trust and none of the current shareholders of 2020 International Capital Group Limited may receive any economic benefit from the trust. Mr. Lu, Mr. Zhang and Mr. Yu disclaim any beneficial ownership of the shares owned by 2020 Strategic Investments, LLC. Pursuant to a advisory agreement with 2020 Strategic Investments, LLC, 2020 International Capital Group Limited will receive 100% of the profits generated by the 1,312,504 shares of common stock owned by 2020 Strategic Investments LLC in excess of a preferred return to Mr. Koo, the sole member of 2020 Strategic Investments, LLC, of $3,750 per year (the “Preferred Return”), effectively giving 2020 International Capital Group Limited an economic interest in the 1,3212,504 shares of common stock owned by 2020 Strategic Investments, LLC.

[4]
In an amendment to Schedule 13G filed with the Securities and Exchange Commission (the “Commission”) on February 17, 2009, Pacific Asset Management, LLC (“PAM”) reported that it and JMG Capital Management, LLC (“JMG LLC”) are investment advisers whose clients have the right to receive or the power to direct the receipt of dividends from, or the proceeds from the sale of, the stock. No client other than the JMG Triton Offshore Fund, Ltd. (the “Fund”) separately holds more than five percent of the outstanding stock. PAM is the investment adviser to the Fund and Pacific Capital Management, Inc. (“PCM”) is a member of PAM. JMG Capital Management, LLC (“JMG LLC”) is the general partner and investment adviser of an investment limited partnership and JMG Capital Management, Inc. (“JMG Inc.”) is a member of JMG Capital Management, LLC. Jonathan M. Glaser, Daniel Albert David and Roger Richter are control persons of PCM and PAM. Mr. Glaser is the control person of JMG Inc. and JMG LLC.  Each of Mr. Glaser, Mr. David, Mr. Richter, JMG, Inc., JMG LLC, PAM and PCM disclaims beneficial ownership of the Stock except to the extent of that person’s pecuniary interest therein.

[5]
In an amendment to Schedule 13G filed with the Commission on February 13, 2009, Azimuth Opportunity, Ltd. (“Azimuth”) reported that Azimuth and Commerce Court Value, Ltd. had sole voting and dispositive power over 411,073 and 179,681 shares of the Company’s common stock, respectively.  Peter W. Poole is the Director of Commerce Court Value, Ltd. and Azimuth and consequently may be deemed to have shared voting control and investment discretion over securities owned by Commerce Court Value, Ltd. and Azimuth.

[6]
In an amendment to Schedule 13G filed with the Commission on February 3, 2009, Integrated Core Strategies (US) LLC (“Integrated Core Strategies”) reported that Millennium Management LLC, a Delaware limited liability company (“Millennium Management”), is the general partner of the managing member of Integrated Core Strategies and may be deemed to have shared voting control and investment discretion over securities owned by Integrated Core Strategies. Israel A. Englander (“Mr. Englander”) is the managing member of Millennium Management. Consequently, Mr. Englander may also be deemed to have shared voting control and investment discretion over securities owned by Integrated Core Strategies. The foregoing should not be construed in and of itself as an admission by Millennium Management or Mr. Englander as to beneficial ownership of the securities owned by Integrated Core Strategies.

[7]
In an amendment to Schedule 13G filed with the Commission on January 28, 2009, QVT Financial LP (“QVT Financial”) is the investment manager for QVT Fund LP (the “Fund”), which beneficially owns 454,706 shares of Common Stock, and for Quintessence Fund L.P. (“Quintessence”), which beneficially owns 49,480 shares of Common Stock. QVT Financial is also the investment manager for a separate discretionary account managed for a third party (the “Separate Account”), which holds 46,614 shares of Common Stock. QVT Financial has the power to direct the vote and disposition of the Common Stock held by the Fund, Quintessence and the Separate Account. Accordingly, QVT Financial may be deemed to be the beneficial owner of an aggregate amount of 550,800 shares of Common Stock, consisting of the shares owned by the Fund and Quintessence and the shares held in the Separate Account.  QVT Financial GP LLC, as General Partner of QVT Financial, may be deemed to beneficially own the same number of shares of Common Stock reported by QVT Financial.  Each of QVT Financial and QVT Financial GP LLC disclaims beneficial ownership of the shares of Common Stock owned by the Fund and Quintessence and held in the Separate Account.

[8]
In an amendment to Schedule 13G filed with the Commission on July 2, 2008, Weiss Asset Management reported shares beneficially owned by a private investment partnership of which Weiss Asset Management is the sole general partner. Shares reported for Weiss Capital include shares beneficially owned by a private investment corporation of which Weiss Capital is the sole investment manager. Shares reported for Andrew Weiss include shares beneficially owned by a private investment partnership of which Weiss Asset Management is the sole general partner and which may be deemed to be controlled by Mr. Weiss, who is the Managing Member of Weiss Asset Management, and also includes shares held by a private investment corporation which may be deemed to be controlled by Mr. Weiss, who is the managing member of Weiss Capital, the Investment Manager of such private investment corporation. Dr. Weiss disclaims beneficial ownership of the shares reported herein as beneficially owned by him except to the extent of his pecuniary interest therein. Certain of the shares reported are not held directly by the reporting person but are represented by certain derivative securities, pursuant to which the reporting person may be deemed to have beneficial ownership of such shares. The reporting person disclaims any such beneficial ownership.

Directors and Executive Officers

The following table sets forth certain information with respect to:

• the beneficial ownership of shares of the Company’s Common Stock by

• each director,

• each executive officer, and

• all directors and executive officers as a group.

Name of Beneficial Owner	Number of Shares[1]	Percent of Class
Louis Koo[2]	1,382,816	13.17%
George Lu	726,433	6.92%
Yuxiao Zhang	201,562	1.92%
Jianming Yu	201,562	1.92%
William Hsu	70,312	*
William Sharp	70,312	*
Jun Lei	70,312	*
Meng Ann Lim	—	*
All directors and executive officers as a group (8 persons)	1,875,000	17.86%

*	Percentage of ownership is less than 1% of the outstanding shares of Common Stock of the Company.
[1]
The numbers of shares of Common Stock of the Company shown in the table are as of December 31, 2008, and the percentages shown in the table are based on the number of shares of Common Stock outstanding on March 13, 2009, which was 10,500,000.

[2]	Includes 1,312,504 shares of common stock held by 2020 Strategic Investments, LLC, a company wholly owned by Mr. Koo.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Independence

The Board of Directors in its business judgment has determined that the following 4 of its 8 members are independent in compliance with the NYSE Amex listing standards: William Hsu, Jun Lei, Meng Ann Lim and William Sharp. In reaching this conclusion, the Board of Directors considered that the Company and its subsidiaries conduct business and have other relationships with organizations of which certain members of the Board of Directors or members of their immediate families are or were directors or officers.

ITEM 14.         PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Information

The following provides information about the Company’s independent registered public accountants and their relationship with the Company and the Audit Committee.

Fees of Independent Registered Public Accountants

The following table shows fees for professional services rendered by Crowe Horwath LLP (“Crowe”) and Grobstein Horwath & Company (“Grobstein Horwath”), whose employees joined Crowe effective December 8, 2008, for the fiscal year ended December 31, 2008 and for professional services rendered by Grobstein Horwath for the fiscal year ended December 31, 2007.

	Fees for fiscal
Type of Fees	2008 ($)	2007 ($)
Audit Fees[1]	75,000	81,000
Audit Related Fees[2]	8,000	11,000
Tax Fees[3]	3,500	1,600
All Other Services	0	0

[1]
Audit Fees represent fees billed in connection with the audit of the Company’s annual financial statements and for the review of the Company’s interim financial statements included in the Company’s quarterly reports on Form 10-Q as well as services normally provided in connection with statutory or regulatory filing.

[2]
Audit Related Fees represent fees billed for assurance and related services that are reasonably related to the review of the Company’s financial statements and not reported under the heading “Audit Fees.”

[3]	Tax Fees represent fees billed for tax compliance, tax advice and tax planning. During 2008 and 2007, these services generally included tax assistance on specific matters.

Pre-Approved Services

The Audit Committee’s Charter provides for pre-approval of audit, audit-related and tax services to be performed by the independent auditors. All such services, as described above, were pre-approved by the Audit Committee, which concluded that the provision by Crowe and Grobstein, Horwath of the services not related to the annual audit and quarterly review of the Company’s financial statements was compatible with the maintenance of that firm’s independence in the conduct of its auditing functions.

The Charter also authorizes the Audit Committee to delegate to one or more of its members pre-approval authority with respect to permitted services. The decisions of any Audit Committee member to whom pre-approval authority is delegated must be presented to the full Audit Committee at its next scheduled meeting.

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

(3)          Exhibits

The following exhibits are filed as part of this report:

3.1	Form of Second Amended and Restated Certificate of Incorporation*
3.2	Amended and Restated By-laws.*
4.1	Specimen Unit Certificate.*
4.2	Specimen Common Stock Certificate.*
4.3	Specimen Warrant Certificate.*
4.4	Form of Unit Purchase Option to be granted to Representative.*
4.5	Form of Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant.*
10.1	Letter Agreement among the Registrant, Morgan Joseph & Co. Inc. and George Lu and Yanmei May Yang.*
10.2	Letter Agreement among the Registrant, Morgan Joseph & Co. Inc. and Louis Koo.*
10.3	Letter Agreement among the Registrant, Morgan Joseph & Co. Inc. and Yuxiao Zhang.*
10.4	Letter Agreement among the Registrant, Morgan Joseph & Co. Inc., Fame Mount Limited and Jianming Yu.*
10.5	Letter Agreement among the Registrant, Morgan Joseph & Co. Inc. and William Hsu.*
10.6	Letter Agreement among the Registrant, Morgan Joseph & Co. Inc. and William Sharp.*
10.7	Letter Agreement among the Registrant, Morgan Joseph & Co. Inc. and Jun Lei.*
10.8	Letter Agreement among the Registrant, Morgan Joseph & Co. Inc. and Donald Sull.*
10.9	Letter Agreement among the Registrant, Morgan Joseph & Co. Inc. and 2020 Strategic Investments, LLC.*
10.10	Letter Agreement among the Registrant, Morgan Joseph & Co. Inc. and Win Wide International Ltd.*
10.11	Form of Investment Management Trust Agreement between LaSalle Bank National Association and the Registrant.*
10.12	Form of Securities Escrow Agreement between the Registrant, LaSalle Bank National Association, the Initial Stockholders, Surfmax II Co-Investments II, LLC and Win Wide International Ltd.*
10.13	Form of Letter Agreement between Surfmax Corporation and Registrant regarding administrative support.*
10.14	Promissory Note issued to George Lu by the Registrant.*
10.14.1	First Amendment to Promissory Note between the Registrant and George Lu.*
10.15	Promissory Note issued to 2020 International Capital Group Limited by the Registrant.*
10.16	Form of Warrant Purchase Agreement between the Company, Win Wide International Ltd. and Surfmax Co-Investments II, LLC.*
10.17	Form of Registration Rights Agreement among the Registrant and the Initial Stockholders Win Wide International Ltd and Surfmax.*
10.18	Letter Agreement among the Registrant, Morgan Joseph & Co. Inc. and 2020 International Capital Group Limited.*
10.19	Letter Agreement among the Registrant, Morgan Joseph & Co., Inc. and Surfmax Co-Investments II, LLC.*
10.20	Promissory note issued to 2020 ChinaCap International Capital Group Limited on August 2, 2008.
10.21	Promissory note issued to 2020 ChinaCap International Capital Group Limited on December 1, 2008.
31.1	Rule 13a-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a) Certification of Chief Financial Officer.
32.1	Statement of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350.

*	All incorporated by reference to the registrant’s Registration Statement on Form S-1 (File No. 333- 142255) filed on April 20, 2007, as amended.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

2020 ChinaCap Acquirco, Inc.

Date: March 27, 2009	By:	/s/ G. GEORGE LU
G. George Lu
Chairman, Chief Executive Officer and President (Principal Executive Officer)

Date: March 27, 2009	By:	/s/ LOUIS F. KOO
Louis F. Koo

Vice Chairman, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

Pursuant to the requirements of Securities Exchange Act of 1933, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ G. GEORGE LU	Chairman, Chief Executive Officer and	March 27, 2009
G, George Lu	President (Principal Executive Officer)

/s/ LOUIS F. KOO	Vice Chairman, Chief Financial Officer,	March 27, 2009
Louis F. Koo	Treasurer and Principal Accounting Officer

/s/ YUXIAO ZHANG	Executive Director and Vice President –	March 27, 2009
Yuxiao Zhang	Business Development

/s/ WILLIAM HSU	Director	March 27, 2009
William Hsu

Director
Jun Lei

/s/WILLIAM SHARP	Director	March 27, 2009
William Sharp

/s/ JIANMING YU	Director	March 27, 2009
Jianming Yu

/s/MENG ANN LIM	Director	March 27, 2009
Meng Ann Lim

2020 CHINACAP ACQUIRCO, INC.
(A DEVELOPMENT STAGE COMPANY)

INDEX TO FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors
2020 ChinaCap Acquirco, Inc.

We have audited the accompanying balance sheet of 2020 ChinaCap Acquirco, Inc. (a development stage company) as of December 31, 2008, and the related statements of operations, stockholders’ equity and cash flows for the periods from January 1, 2008 to December 31, 2008, and August 21, 2006 (date of inception) to December 31, 2008 (cumulative). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of 2020 ChinaCap Acquirco, Inc. as of December 31, 2008, and the results of its operations and its cash flows for the periods from January 1, 2008 to December 31, 2008, and August 21, 2006 (date of inception) to December 31, 2008 (cumulative), in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company may face a mandatory liquidation by November 8, 2009, if a business combination is not consummated, which raises substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Sherman Oaks, California	/s/ Crowe Horwath LLP
March 23, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors
2020 ChinaCap Acquirco, Inc.

We have audited the accompanying balance sheet of 2020 ChinaCap Acquirco, Inc. (a development stage company) as of December 31, 2007, and the related statements of operations, stockholders’ equity and cash flows for the period from January 1, 2007 to December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of 2020 ChinaCap Acquirco, Inc. as of December 31, 2007, and the results of its operations and its cash flows for the period from January 1, 2007 to December 31, 2007, in conformity with U.S. generally accepted accounting principles.

/s/ GROBSTEIN, HORWATH & COMPANY LLP

Sherman Oaks, California
March 20, 2008

2020 CHINACAP ACQUIRCO, INC.
(a development stage company)

BALANCE SHEETS

	December 31,	December 31,
	2008	2007

ASSETS

Current assets:
Cash and cash equivalents	$45,878	$269,040
Interest receivable	1,248	-
Prepaid expenses	16,333	16,333
Income Tax receivable	2,000	-
Cash held in trust fund	68,533,339	68,182,942
Total assets	$68,598,798	$68,468,315

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accrued offering costs	$413,066	$542,879
Accrued expenses	414,144	28,948
Accrued income taxes	-	1,225
Payable to stockholders	-	20,244
Notes payable to stockholders	300,000	127,291
Deferred underwriters’ fee	2,415,000	-

Total current liabilities	3,542,210	720,587

Long-term liabilities
Deferred underwriters’ fee	-	2,415,000
Total liabilities	3,542,210	3,135,587
Common stock, subject to possible redemption, 2,586,638 shares, at redemption value	20,486,172	20,486,172

Shareholders’ equity:
Preferred stock - par value of $0.0001 per share, 1,000,000 shares authorized, nil issued and outstanding	-	-
Common stock - par value of $0.0001 per share, 25,000,000 shares authorized, 10,500,000 shares issued and outstanding	1,050	1,050
Additional paid-in capital	44,838,564	44,838,564
(Deficit accumulated during the development stage)/ Retained earnings	(269,198)	6,942

Total shareholders’ equity	44,570,416	44,846,556
Total liabilities and shareholders’ equity	$68,598,798	$68,468,315

The accompanying notes are an integral part of the financial statements

2020 CHINACAP ACQUIRCO, INC.
(a development stage company)

STATEMENTS OF OPERATIONS

			August 21, 2006
			(date of inception))
	January 1, 2008	January 1, 2007	To December 31,
	To December 31,	To December 31,	2008
	2008	2007	(Cumulative)

Interest income	$1,002,545	$92,257	$1,094,802

General and Administration	927,491	80,265	1,011,581
Abandoned project costs	349,262	-	349,262
(Loss) profit before income taxes	(274,208)	11,992	(266,041)
Income tax provision	1,932	1,225	3,157

Net (loss) profit	$(276,140)	$10,767	$(269,198)

Net (loss) profit per share – basic and diluted	$(0.03)	$0.00

Weighted average shares of common stock outstanding – basic and diluted	10,500,000	2,773,981

The accompanying notes are an integral part of the financial statements

2020 CHINACAP ACQUIRCO, INC.
(a development stage company)

STATEMENT OF SHAREHOLDERS’ EQUITY
(In U.S. dollars, except share data)

				Retained Earnings (Deficit
				Accumulated
			Additional	During the	Total
	Common Stock		Paid-in	Development	Shareholders’
	Shares	Amount	Capital	Stage)	Equity
Issuance of common stock to founders and insiders on August 21, 2006 at $0.01 per share	100	$1	$99	$—	$100

Net loss	—	—	—	(3,825)	(3,825)

Balance at December 31, 2006	100	$1	99	$(3,825)	$(3,725)

Issuance of common stock at $0.0001 per share	1,874,900	187	24,713	-	24,900

Sales of 7,500,000 units on November 15, 2007 at a price of $8 per unit, net of underwriters’ discount and offering costs (including 2,249,999 shares subject to possible redemption)	7,500,000	750	54,664,936	-	54,665,686

Sales of 1,125,000 units on November 26, 2007 at a price of $8 per unit, net of underwriters’ discount and offering costs (including 336,639 shares subject to possible redemption)	1,125,000	112	8,369,888	-	8,370,000

Common stock, subject to possible redemption, 2,586,638 shares	-	-	(20,486,172)	-	(20,486,172)

Proceeds from issuance of warrants	-	-	2,265,000	-	2,265,000

Proceeds from issuance of options	-	-	100	-	100

Net profit	-	-	-	10,767	10,767

Balance at December 31, 2007	10,500,000	$1,050	$44,838,564	$6,942	$44,846,556

Net loss	-	-	-	(276,140)	(276,140)

Balance at December 31, 2008	10,500,000	$1,050	$44,838,564	$(269,198)	$44,570,416

The accompanying notes are an integral part of the financial statements

2020 CHINACAP ACQUIRCO, INC.
(a development stage company)

STATEMENTS OF CASH FLOWS

			August 21, 2006
			(date of inception)
	January 1, 2008	January 1, 2007	through
	To December 31,	To December 31,	December 31, 2008
	2008	2007	(Cumulative)

Cash flows from operating activities:
Net (loss) profit	$(276,140)	$10,767	$(269,198)

Adjustments to reconcile net profit (loss) to net cash provided by operating activities Increase (decrease) in:
Interest receivable	(1,248)	-	(1,248)
Prepaid expenses	-	(16,333)	(16,333)
Income tax receivable	(2,000)	-	(2,000)
Accrued expenses	385,196	28,948	414,144
Accrued income tax	(1,225)	1,225	-
Net cash provided by operating activities	104,583	24,607	125,365

Net cash used in investing activities
Cash held in trust	(350,397)	(68,182,942)	(68,533,339)

Cash flows from financing activities:

Proceeds from issuing common stock	-	24,900	25,000
Proceeds from issuances of notes payable to stockholders	300,000	80,000	430,000
Proceeds from issuance of warrants	-	2,265,000	2,265,000
Gross proceeds from public offering	-	60,000,000	60,000,000
Gross proceeds from exercise of overallotment options in the offering	-	9,000,000	9,000,000
Payments for underwriters’ discount and offering cost	(129,813)	(2,952,370)	(3,116,004)
Proceeds from issuance of option	-	100	100
Payments to stockholders	(20,244)	-	(20,244)
Principal payments on notes payable	(127,291)	(243)	(130,000)

Net cash provided by financing activities	22,652	68,417,387	68,453,852

Net (decrease) increase in cash and cash equivalents	(223,162)	259,052	45,878

Cash and cash equivalents, beginning of the period	269,040	9,988	-

Cash and cash equivalents, end of the period	$45,878	$269,040	$45,878

Supplemental schedule of non-cash financing activities:
Accrual of deferred offering costs	$-	$533,134	$542,879
Deferred offering costs advanced by stockholders	$-	$9,421	$20,244
Deferred underwriters’ fee	$-	$2,415,000	$2,415,000
Income taxes paid	$5,157	$-	$5,157

The accompanying notes are an integral part of the financial statements

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

At December 31, 2008, the Company had not yet commenced any operations. All activities through December 31, 2008 were related to the Company’s formation, the public offering described below in Note 2 (the “Offering”), the search for a Business Combination opportunity and the general administration of the Company. The Company has selected December 31 as its fiscal year-end.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Offering. Although substantially all of the net proceeds of the Offering are intended to be generally applied toward consummating a business combination with an operating business that has its principal operations located in China (“Business Combination”), there is no assurance that the Company will be able to successfully effect a Business Combination. Upon closing of the Offering, $7.92 per Unit of the proceeds from the Offering, net of all applicable discounts and commissions but inclusive of $0.28 per Unit in deferred underwriting compensation and the proceeds from the sale of the Insider Warrants (as defined below) were deposited and held in a trust account for the benefit of the Company. The corpus of the Trust Account will be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act until the earlier of (i) the consummation of its first Business Combination or (ii) liquidation of the Company. The placing of funds in the Trust Account may not protect those funds from third party claims against the Company. Although the Company will seek to have all vendors, prospective target businesses or other entities it engages, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account, there is no guarantee that they will execute such agreements.

The Company’s executive officers and Dr. Jianming Yu, one of the Company’s directors, and certain entities controlled by these executive officers and Dr. Jianming Yu have agreed that they will be personally liable under certain circumstances to ensure that the proceeds in the Trust Account are not reduced by the claims of target businesses or vendors or other entities that are owed money by the Company for services rendered or contracted or for products sold to the Company. However, there can be no assurance that they will be able to satisfy those obligations. The remaining net proceeds (not held in the Trust Account) may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. Additionally, up to an aggregate of $1,350,000 of interest earned on the Trust Account balance, net of taxes, may be released to the Company to fund working capital requirements, of which $650,902 has been released to the Company as of December 31, 2008. The Company, after signing a definitive agreement for the acquisition of a target business, is required to submit such transaction for stockholder approval. In the event that stockholders owning 30% or more of the shares sold in the Offering vote against the Business Combination and exercise their conversion rights described below, the Business Combination will not be consummated. All of the Company’s stockholders prior to the Offering, including all of the officers and directors of the Company (“Initial Stockholders”), have agreed to vote their 1,875,000 founding shares of common stock in accordance with the vote of the majority in interest of all other stockholders of the Company (“Public Stockholders”) with respect to any Business Combination. After consummation of a Business Combination, these voting safeguards will no longer be applicable.

2020 CHINACAP ACQUIRCO, INC.
(a development stage company)

NOTES TO FINANCIAL STATEMENTS

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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company’s Amended and Restated Certificate of Incorporation provides that if the Company is not able to complete a business combination by November 8, 2009, its corporate existence will cease, except for the process of winding up and liquidating. The Company cannot assure its investors that it will be able to find a suitable business combination by November 8, 2009. This condition raises substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Net (loss) profit per common share:

The Company complies with accounting and disclosure requirements of SFAS No. 128, “Earnings Per Share.” Net (loss) profit per common share is computed by dividing net (loss) profit by the weighted average number of common shares outstanding for the period. Except where the result would be antidilutive, net (loss) profit per share of common stock, assuming dilution, reflects the maximum potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock and would then share in the net (loss) profit of the Company.

Concentration of credit risk:

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which at times exceed the Federal depository insurance coverage of $250,000 through December 31, 2009. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

2020 CHINACAP ACQUIRCO, INC.
(a development stage company)

NOTES TO FINANCIAL STATEMENTS

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

Effective January 1, 2007, the Company adopted the provisions of the Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”). There were no unrecognized tax benefits as of January 1, 2007 and as of December 31, 2007 or December 31, 2008. FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at December 31, 2007 or December 31, 2008.  Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position. The adoption of the provisions of FIN 48 did not have a material impact on the Company’s financial position, results of operations and cash flows. The Company currently files income tax returns in the United States, and is subject to tax examinations by tax authorities for tax years since inception in 2006.

Recently issued accounting standards:

In September 2006, FASB issued SFAS No. 157, “Fair Value Measurements,” which is effective for fiscal years beginning after November 15, 2007, and for interim periods within those years. SFAS No. 157 defines fair value, establishes a framework for measuring fair value under U.S. GAAP, and enhances disclosures about fair value measurements. SFAS No. 157 applies when other accounting pronouncements require fair value measurements; it does not require any new fair value measurements. In February 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 157-2, “Effective Date of FASB Statement No. 157,” which defers the effective date of SFAS No. 157 for non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years and interim periods beginning after November 15, 2008. We adopted FSP No. FAS 157-2 as of January 1, 2009 which defers the application of FAS 157 for the non financial assets and liabilities to January 1, 2009.

2020 CHINACAP ACQUIRCO, INC.
(a development stage company)

NOTES TO FINANCIAL STATEMENTS

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

As a result of the recent credit crisis, on October 10, 2008, the FASB issued FSP No. FAS 157-3, “Determining the Fair Value of a Financial Asset in a Market That is Not Active.” This FSP clarifies the application of SFAS No. 157 in a market that is not active. The FSP addresses how management should consider measuring fair value when relevant observable date does not exist. The FSP also provides guidance on how observable market information in a market that is not active should be considered when measuring fair value, as well as how the use of market quotes should be considered when assessing the relevance of observable and unobservable data available to measure fair value. This FSP is effective upon issuance, including prior periods for which financial statements have not been issued. Revisions resulting from a change in the valuation technique or its application shall be accounted for as a change in accounting estimate in accordance with SFAS No. 154, “Accounting Changes and Error Corrections.” Adoption of this standard had no effect on our results of operations, cash flows or financial position.

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

2020 CHINACAP ACQUIRCO, INC.
(a development stage company)

NOTES TO FINANCIAL STATEMENTS

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

3.       Cash held in Trust — Fair Value

The Company adopted SFAS No. 157 on January 1, 2008, delaying, as permitted, application for non-financial assets and non-financial liabilities.  SFAS No. 157 establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  SFAS No. 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three levels, and requires that assets and liabilities carried at fair value are classified and disclosed in one of the following three categories:

Level 1:  quoted prices (unadjusted) in active markets for an identical asset or liability that the Company has the ability to access as of the measurement date.

Level 2:  inputs other than quoted prices included within Level 1 that are directly observable for the asset or liability or indirectly observable through corroboration with observable market data.

Level 3:  unobservable inputs for the asset or liability are only used when there is little, if any, market activity for the asset or liability at the measurement date.

In accordance with SFAS No. 157, the Company determines the level in the fair value hierarchy within which each fair value measurement falls in its entirety, based on the lowest level input that is significant to the fair value measurement in its entirety.  In determining the appropriate levels, the Company performs an analysis of the assets and liabilities that are subject to SFAS No. 157 at each reporting period end.

Money market funds are the only financial instrument that is measured and recorded at fair value on the Company’s balance sheet on a recurring basis. The following table presents money market funds at their level within the fair value hierarchy at December 31, 2008.

2020 CHINACAP ACQUIRCO, INC.
(a development stage company)

NOTES TO FINANCIAL STATEMENTS

	Total	Level 1	Level 2	Level 3
Money Market Funds – Represented as cash and cash equivalents	$45,878	$45,878	$-	$-
Money Market Funds – Held in Trust	$68,533,339	$68,533,339	$-	$-

4.       Deferred and Accrued Offering Costs

Deferred and accrued offering costs consist principally of legal fees, underwriting fees and other costs incurred through the balance sheet date that are directly related to the Offering described in Note 2 and that were charged to stockholders’ equity upon the receipt of the capital raised.

The Company’s legal counsel agreed to cap legal fees due by the Company at the closing of the Offering to $350,000, provided that any excess fees shall be paid by the Company upon the completion of a Business Combination. Total legal fees payable included in accrued offering costs directly related to the Offering were $409,908 as of December 31, 2008 and 2007.

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

5.       Notes Payable to Stockholders

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

In April 2007, the Company issued an $80,000 unsecured promissory note to 2020 International Capital Group Limited, the beneficial owner of a majority of the outstanding shares of stock of the Company at the time such promissory note was issued. The note payable was non-interest bearing and was payable on the earlier of April 5, 2008 or the consummation of the Offering. On November 15, 2007, the holders of the $80,000 unsecured promissory note and the Company agreed to change the repayment date of the unsecured promissory note to March 31, 2008.

Both notes were repaid in full by the Company on March 31, 2008.

In August and December 2008, the Company issued two unsecured promissory notes of $150,000 each to 2020 International Capital Group Limited, a company controlled by the directors and executive officers of the company.  The notes payable are non-interest bearing and are due in August and December 2009 or at which time 2020 International Capital Group Limited demands full or partial payment of any balance outstanding. The proceeds from the notes have been used by the Company for working capital purposes.

2020 CHINACAP ACQUIRCO, INC.
(a development stage company)

NOTES TO FINANCIAL STATEMENTS

6.	Related Party Transactions

Payable to stockholders

Several stockholders of the Company have advanced funds to settle certain deferred offering costs and organization costs on behalf of the Company. The advances are non-interest bearing and are payable on demand. The amount payable to stockholders of $20,244 as of December 31, 2007 was repaid in full by the Company before December 31, 2008.

Lease from related party

The Company presently occupies office space provided by a company owned by the Company’s Chairman of the Board, Chief Executive Officer and President. Such entity has agreed that, until the Company consummates a Business Combination, it will make such office space, as well as utilities, administrative, technology and secretarial services, available to the Company, as may be required by the Company from time to time. The Company has agreed to pay such entity $7,500 per month for such services commencing on November 8, 2007. The Company has incurred $90,000 and $15,000 for the year ended December 31, 2008 and 2007, respectively, and $105,000 from August 21, 2006 (date of inception) to December 31, 2008.

Other transactions

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

2020 CHINACAP ACQUIRCO, INC.
(a development stage company)

NOTES TO FINANCIAL STATEMENTS

7.	Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. As of December 31, 2008, no preferred stock is issued or outstanding. The agreement with the underwriters prohibits the Company, prior to a Business Combination, from issuing preferred stock that participates in the proceeds of the Trust Account or that votes as a class with the Common Stock on a Business Combination.

8.	Income Tax

The components of the provision for income taxes are as follows:
	January 1, 2008	January 1, 2007	August 21, 2006,
	to	to	(date of inception)
	December 31, 2008	December 31, 2007	to December 31, 2008 (Cumulative)

Current:
Federal taxes	$—	$1,034	$1,034
State taxes	1,932	191	2,123

Total provision for income taxes	$1,932	$1,225	$3,157

A reconciliation of the provision for income taxes and the amount computed by applying the U.S. federal statutory rate of 34% to income before income taxes for the periods is as follows:
	January 1, 2008	January 1, 2007	August 21, 2006,
	to	to	(date of inception)
	December 31, 2008	December 31, 2007	to December 31, 2008 (Cumulative)

Computed income tax provision (benefit) at
federal statutory rate	$(93,231)	$1,034	$(92,197)
Change in deferred tax valuation allowance	93,231	—	93,231
Increase resulting from state taxes	1,932	191	2,123

Total provision for income taxes	$1,932	$1,225	$3,157

As of December 31, 2008, unused net operating losses equal to approximately $270,000 are available to offset  federal taxable income for future years through 2028.  SFAS 109 requires that the tax benefit of such net operating losses be recorded using current tax rates as an asset to the extent management assesses the utilization of such net operating losses to be more likely than not.  Based on the Company’s short term SPAC status, the company provided a full valuation allowance against the deferred tax asset at December 31, 2008.

9.	Amount of Equity Subject to Possible Redemption

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

2020 CHINACAP ACQUIRCO, INC.
(a development stage company)

NOTES TO FINANCIAL STATEMENTS

This redemption obligation with respect to up to 29.99% of the shares sold in the Offering will exist regardless of how a Business Combination is structured. That is, the Company would be required to redeem up to an amount equal to the product of approximately 29.99% of the 8,625,000 ordinary shares sold in the Offering (or 2,586,638 ordinary shares) multiplied by an initial cash per-share redemption price of $7.92. The actual per-share redemption price will be equal to the quotient of the amount in the Trust Account plus all accrued interest not previously released to the Company, as of two business days prior to the proposed consummation of the Business Combination, divided by 8,625,000 shares of common stock. However, the ability of stockholders to receive $7.92 per unit is subject to any valid claims by the Company’s creditors which are not covered by amounts held in the Trust Account or the indemnities provided by the Company’s officers and directors. The expected redemption price per share is greater than each stockholder’s initial pro rata share of the Trust Account of approximately $7.64 per share. Of the excess redemption price, approximately $0.28 per share represents a portion of the underwriters’ contingent fee, which they have agreed to forego for each share that is redeemed. Accordingly, the total deferred underwriting compensation payable to the underwriters in the event of a business combination will be reduced by approximately $0.28 for each share that is redeemed. The balance will be paid from proceeds held in the Trust Account, which are payable to the Company upon consummation of a business combination. Even if less than 30% of the stockholders exercise their redemption rights, the Company may be unable to consummate a business combination if such redemption leaves the Company with funds insufficient to acquire or merge with a business with a fair market value greater than 80% of the Company’s net assets at the time of such acquisition, which would be in violation of a condition to the consummation of the Company’s initial business combination, and as a consequence, the Company may be forced to find additional financing to consummate such a business combination, consummate a different business combination or liquidate.

Accordingly, under the provision of EITF D-98, Classification and Measurement of Redeemable Securities, the Company has classified 29.99% of the net proceeds from the Offering, or $20,486,172, outside permanent equity.

10.	Commitments

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

11.	Subsequent Events

On January 16, 2009, the Company issued a promissory note of $200,000 to 2020 International, on similar terms as the other promissory notes issued to 2020 International during 2008. Prior to the issuance of each of the promissory notes, and upon full disclosure to Board of Directors of the foregoing relationships, the transaction and the terms of the promissory notes were approved by disinterested and independent directors of the Board of Directors.