Form 10-Q
period 2009-03-31
2020 ChinaCap Acquirco, Inc.
filed 2009-05-15
CIK 1396016

UNITED STATES SECURITIES AND EXCHANGE
COMMISSION
Washington, DC 20549
FORM 10-Q
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009

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
(508) 624-4948
Registrant’s telephone number, including area code
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☑
Indicate by check mark whether the registrant is large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filed ☐           Accelerated filer ☐
Non-accelerated filer ☐          Smaller reporting company ☑
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☑ No ☐
As of March 31, 2009, 10,500,000 shares of the registrant’s common stock, par value $0.0001 per share, were outstanding.

2020 CHINACAP ACQUIRCO, INC.
(a development stage company)
Table of Contents

Page
PART I — FINANCIAL INFORMATION

Item 1. Financial Statements
Balance Sheets as of March 31, 2009 (unaudited) and December 31, 2008	3
Statements of Operations (unaudited) for the three months ended March 31, 2009 and 2008, and from August 21, 2006 (date of inception) to March 31, 2009	4
Statements of Cash Flows (unaudited) for the three months ended March 31, 2009 and 2008, and from August 21, 2006 (date of inception) to March 31, 2009	5
Notes to Financial Statements (unaudited)	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3. Quantitative and Qualitative Disclosures about Market Risk	16
Item 4. Controls and Procedures	16

PART II – OTHER INFORMATION

Item 1. Legal Proceedings	18
Item 1A. Risk Factors	18
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	18
Item 3. Defaults upon Senior Securities	18
Item 4. Submission of Matters to a Vote of Security Holders	18
Item 5. Other Information	18
Item 6. Exhibits	18

SIGNATURES	19

INDEX TO EXHIBITS

Certification by Principal Executive Officer Pursuant to Section 302
Certification by Principal Financial Officer Pursuant to Section 302
Certification by Principal Executive Officer and Principal Financial Officer Pursuant to Section 906

Item 1. Financial Statements

2020 CHINACAP ACQUIRCO, INC.
(a development stage company)
BALANCE SHEETS

	Unaudited
	March 31,	December 31,
	2009	2008
ASSETS

Current Assets
Cash and cash equivalents	$64,270	$45,878
Interest receivable	—	1,248
Prepaid expenses	4,083	16,333
Income tax receivable	2,000	2,000
Cash held in trust fund	68,529,239	68,533,339

TOTAL ASSETS	$68,599,592	$68,598,798

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accrued offering costs	$413,066	$413,066
Accrued expenses	438,975	414,144
Notes payable to stockholders	500,000	300,000
Deferred underwriters’ fee	2,415,000	2,415,000

TOTAL LIABILITIES	3,767,041	3,542,210

Common stock, subject to possible redemption, 2,586,638 shares, at redemption value	19,761,913	19,761,913

STOCKHOLDERS’ EQUITY
Preferred stock — $0.0001 par value; 1,000,000 shares authorized; nil issued and outstanding	—	—
Common stock - par value of $0.0001 per share, 25,000,000 shares authorized, 10,500,000 shares issued and outstanding	1,050	1,050
Additional paid-in capital	45,562,823	45,562,823
Deficit accumulated during the development stage	(493,235)	(269,198)
Total stockholders’ equity	45,070,638	45,294,675

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$68,599,592	$68,598,798

See accompanying notes to financial statements

2020 CHINACAP ACQUIRCO, INC.
(a development stage company)
STATEMENTS OF OPERATIONS
(Unaudited)

			August 21,
			2006
	January 1,	January 1,	(date of inception)
	2009 to	2008 to	to March 31,
	March 31,	March 31,	2009
	2009	2008	(Cumulative)

Interest income	$652	454,285	$1,095,454

General & administrative expenses	224,689	234,975	1,236,270
Abandoned project costs	—	—	349,262

(Loss) profit before income taxes	(224,037)	219,310	(490,078)

Income tax provision	—	88,316	3,157

Net (loss) profit	$(224,037)	130,994	$(493,235)

Net (loss) profit per share – basic and diluted	$(0.02)	0.01	$(0.08)

Weighted average number of shares outstanding – basic and diluted	10,500,000	10,500,000	6,089,247

See accompanying notes to financial statements

2020 CHINACAP ACQUIRCO, INC.
(a development stage company)
STATEMENTS OF CASH FLOWS
(Unaudited)

			August 21, 2006
	January 1,	January 1,	(date of inception)
	2009 to	2008 to	to March 31,
	March 31,	March 31,	2009
	2009	2008	(Cumulative)
Cash Flows from Operating Activities

Net (loss) profit	$(224,037)	130,994	$(493,235)
Adjustments to reconcile net (loss) profit to net cash (used in) provided by operating activities
Change in assets and liabilities:
Accrued expenses	24,831	39,534	438,975
Accrued income taxes	—	88,316	-
Interest receivable	1,248	-	—
Prepaid expenses	112,250	12,250	(4,083)
Income tax receivable	—	—	(2,000)
Net cash (used in) provided by operating activities	(185,708)	271,094	(60,343)

Net Cash provide by (used in) Investing Activities
Cash held in trust fund	4,100	(80,563)	(68,529,239)

Cash Flows from Financing Activities

Proceeds from issuance of common stock	—	—	25,000
Proceeds from the issuance of notes payable to stockholders	200,000	—	630,000
Proceeds from issuance of warrants	—	—	2,265,000
Gross proceeds from public offering	—	—	60,000,000
Gross proceeds from exercise of overallotment options in the offering	—	—	9,000,000
Proceeds from issuance of option	—	—	100
Payments to stockholders	—	—	(20,244)
Payments for underwriters’ discount and offering costs	—	(133,008)	(3,116,004)
Principal payments on notes payables	—	(127,291)	(130,000)

Net cash provided by (used in) financing activities	200,000	(260,299)	68,653,852

Net increase (decrease) in cash	18,392	(69,768)	64,270
Cash and cash equivalents, beginning of the period	45,878	269,040	—
Cash and cash equivalents, end of the period	$64,270	$199,272	$64,270
Supplemental schedule of non-cash financing activities:
Accrual of deferred offering costs	$—	$(129,813)	$542,879
Deferred offering costs advanced by stockholders	$—	$(20,244)	$20,244
Deferred underwriters’ fee	$—	$—	$2,415,000
Income Tax Paid	$—	$—	$—

See accompanying notes to financial statements

2020 CHINACAP ACQUIRCO, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

Note 1 – Interim Financial Information
The financial statements at March 31, 2009 and for the period ended March 31, 2009 have been prepared by the Company and are unaudited. In the opinion of management, all adjustments (consisting of normal accruals and recurring items) have been made that are necessary to present fairly the financial position of 2020 ChinaCap Acquirco, Inc. (the “Company”) as of March 31, 2009 and the results of its operations and cash flows for the periods ended March 31, 2009 and 2008. Operating results presented for the interim periods are not necessarily indicative of the results to be expected for any other interim period or for the full year.

These unaudited financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2008 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 30, 2009. The accounting policies used in preparing these unaudited financial statements are consistent with those described in such filing.

Note 2 – Organization, Business Operations and Summary of Significant Accounting Policies
2020 ChinaCap Acquirco, Inc. (the “Company”) was incorporated in Delaware on August 21, 2006 as a public acquisition company whose objective is to acquire an operating business that either: (1) is located in the People’s Republic of China, the Hong Kong Special Administrative Region or the Macau Special Administrative Region (collectively, “China”), (2) has its principal operations located in China, or, (3) in the view of the Board of Directors of the Company, would benefit from establishing operations in China. Upon formation, the authorized share capital was 3,000 shares of common stock with par value of $0.01 per share. According to the preorganization subscription agreement dated August 18, 2006 with the director and stockholder, the Company issued 100 shares of common stock with a par value of $0.01 per share to the stockholder at $1.00 each. On January 31, 2007, the stockholder and the director effected several changes to the Company’s corporate structure by consent in lieu of a special meeting, and amended its Certificate of Incorporation as follows:

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

At March 31, 2009, the Company had not yet commenced any operations. All activities through March 31, 2009 were related to the Company’s formation, the public offering described below in Note 2 (the “Offering”), the search for a Business Combination opportunity and the general administration of the Company. The Company has selected December 31 as its fiscal year-end.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Offering. Although substantially all of the net proceeds of the Offering are intended to be generally applied toward consummating a business combination with an operating business that has its principal operations located in China (“Business Combination”), there is no assurance that the Company will be able to successfully effect a Business Combination. Upon closing of the Offering, $7.92 per Unit of the proceeds from the Offering, net of all applicable discounts and commissions but inclusive of $0.28 per Unit in deferred underwriting compensation and the proceeds from the sale of the Insider Warrants (as defined below) were deposited and held in a trust account for the benefit of the Company. The corpus of the Trust Account is invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act until the earlier of (i) the consummation of its first Business Combination or (ii) liquidation of the Company. The placing of funds in the Trust Account may not protect those funds from third party claims against the Company. Although the Company will seek to have all vendors, prospective target businesses or other entities it engages execute agreements with the Company waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account, there is no guarantee that they will execute such agreements.

The Company’s executive officers and Dr. Jianming Yu, one of the Company’s directors, and certain entities controlled by these executive officers and Dr. Jianming Yu have agreed that they will be personally liable under certain circumstances to ensure that the proceeds in the Trust Account are not reduced by the claims of target businesses or vendors or other entities that are owed money by the Company for services rendered or contracted or for products sold to the Company. However, there can be no assurance that they will be able to satisfy those obligations. The remaining net proceeds (not held in the Trust Account) may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. Additionally, up to an aggregate of $1,350,000 of interest earned on the Trust Account balance, net of taxes, may be released to the Company to fund working capital requirements, of which $650,902 has been released to the Company as of March 31, 2009. The Company, after signing a definitive agreement for the acquisition of a target business, is required to submit such transaction for stockholder approval. In the event that stockholders owning 30% or more of the shares sold in the Offering vote against the Business Combination and exercise their conversion rights described below, the Business Combination will not be consummated. All of the Company’s stockholders prior to the Offering, including all of the officers and directors of the Company (“Initial Stockholders”), have agreed to vote their 1,875,000 founding shares of common stock in accordance with the vote of the majority in interest of all other stockholders of the Company (“Public Stockholders”) with respect to any Business Combination. After consummation of a Business Combination, these voting safeguards will no longer be applicable.

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

 Concentration of credit risk:
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which for the three months ended March 31, 2009 has never exceeded the Federal depository insurance coverage of $250,000 through December 31, 2009. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

Reclassification:
During the quarter ended March 31, 2009, the Company corrected the redemption obligation of common stock, subject to possible redemption and additional paid-in capital in accordance to the terms thereof. (See footnote 9 for additional information.) Under Staff Accounting Bulletin (“SAB”) 99, Materiality, and SAB 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, the Company evaluated the quantitative and qualitative aspects of the adjustment and determined the correction was not material. There was no impact on the Cash held in trust fund as of December 31, 2008, and the Company’s results of operations or cash flow statements for the fiscal year ended December 31, 2008.

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

Effective January 1, 2007, the Company adopted the provisions of the Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”). There were no unrecognized tax benefits as of January 1, 2007 and as of December 31, 2007, December 31, 2008 and March 31, 2009. FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at March 31, 2008 or March 31, 2009. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position. The adoption of the provisions of FIN 48 did not have a material impact on the Company’s financial position, results of operations and cash flows. The Company currently files income tax returns in the United States, and is subject to tax examinations by tax authorities for tax years since inception in 2006.

Recently issued accounting standards:

In September 2006, FASB issued SFAS No. 157, “Fair Value Measurements,” which is effective for fiscal years beginning after November 15, 2007, and for interim periods within those years. SFAS No. 157 defines fair value, establishes a framework for measuring fair value under U.S. GAAP, and enhances disclosures about fair value measurements. SFAS No. 157 applies when other accounting pronouncements require fair value measurements; it does not require any new fair value measurements. In February 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 157-2, “Effective Date of FASB Statement No. 157,” which defers the effective date of SFAS No. 157 for non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years and interim periods beginning after November 15, 2008. The Company adopted FSP No. FAS 157-2 as of January 1, 2008 which defers the application of FAS 157 for the non financial assets and liabilities to January 1, 2009.

In December 2007, FASB issued SFAS No. 141R, Business Combinations. SFAS No. 141R replaces SFAS No. 141, Business Combinations. SFAS No. 141R establishes principles and requirements for determining how an enterprise recognizes and measures the fair value of certain assets and liabilities acquired in a business combination, including non-controlling interests, contingent consideration and certain acquired contingencies. SFAS No. 141R also requires acquisition-related transaction expenses and restructuring costs be expensed as incurred rather than capitalized as a component of the business combination. This Statement shall be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Management is currently evaluating the impact of the adoption of this statement; however, it is not expected to have a material impact on the Company’s financial position, results of operation or cash flows.

In December 2007, FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements — an amendment of Accounting Research Bulletin (“ARB”) No. 51. SFAS No. 160 requires that accounting and reporting for minority interests will be recharacterized as non-controlling interests and classified as a component of equity. SFAS No. 160 also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS No. 160 applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding non-controlling interest in one or more subsidiaries or that deconsolidate a subsidiary. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Management is currently evaluating the impact of the adoption of this statement; however, it is not expected to have a material impact on our financial position, results of operation or cash flows.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities.” SFAS No. 161 requires disclosures of how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for; and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective for the company beginning January 1, 2009. The Company adopted SFAS No.161 on January 1, 2009 and it is not expected to have a material impact on the Company’s financial position, results of operation or cash flows.

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

On November 26, 2007, the underwriters of the Offering exercised their over-allotment option to the extent of 1,125,000 Units. The 8,625,000 Units sold in the Offering, including the 1,125,000 Units subject to the over-allotment option, were sold at an offering price of $8.00 per Unit, generating gross proceeds of $69,000,000, $68,090,685, including $2,265,000 of proceeds from the previously-announced private placement of the warrants issued to entities affiliated with the management team, has been placed in the Trust Account.

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

The Company’s legal counsel agreed to cap legal fees due by the Company at the closing of the Offering to $350,000, provided that any excess fees shall be paid by the Company upon the completion of a Business Combination. Total legal fees payable included in accrued offering costs directly related to the Offering were $409,908 as of March 31, 2009 and December 31, 2008.

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

In August 2008, December 2008 and January 2009, the Company issued unsecured promissory notes of $150,000, $150,000 and $200,000, respectively, to 2020 International Capital Group Limited, a company controlled by certain directors and executive officers of the Company. The notes payable are non-interest bearing and are due in August and December 2009, and January 2010, respectively, or at which time 2020 International Capital Group Limited demands full or partial payment of any balance outstanding. The proceeds from the notes have been used by the Company for working capital purposes.

Note 6 – Related Party Transactions

Lease from Related Party

The Company presently occupies office space provided by a company owned by the Company’s Chairman of the Board, Chief Executive Officer and President. Such entity has agreed that, until the Company consummates a Business Combination, it will make such office space, as well as utilities, administrative, technology and secretarial services, available to the Company, as may be required by the Company from time to time. The Company has agreed to pay such entity $7,500 per month for such services commencing on November 8, 2007. The Company has incurred $22,500 for each of the three months ended March 31, 2009 and 2008 and $127,500 from August 21, 2006 (date of inception) to March 31, 2009.

Note 7 – Preferred Stock
The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. As of March 31, 2009, no preferred stock is issued or outstanding. The agreement with the underwriters prohibits the Company, prior to a Business Combination, from issuing preferred stock that participates in the proceeds of the Trust Account or that votes as a class with the Common Stock on a Business Combination.

Note 8 – Income Tax
The components of the provision for income taxes are as follows:
			August 21, 2006,
	Three months	Three months	(date of inception)
	Ended March 31, 2009	Ended March 31, 2008	to March 31, 2009 (Cumulative)
	(unaudited)	(unaudited)	(unaudited)

Current:
Federal taxes	$—	$74,565	$1,034
State taxes	—	13,751	2,123

Total provision for income taxes	$—	$88,316	$3,157

The total provision for income taxes differs from that amount which would be computed by applying the U.S. Federal income tax rate to income before provision for income taxes as follow:
			August 21, 2006,
	Three months	Three months	(date of inception)
	Ended March 31, 2009	Ended March 31, 2008	to March 31, 2009 (Cumulative)
	(unaudited)	(unaudited)	(unaudited)

Statutory Federal income tax rate	$—	$34.00%	$34.00%
Effective Mass income tax rate	—	6.27%	6.27%

Effective income tax rate	$—	$40.27%	$40.27%

As of March 31, 2009, unused net operating losses equal to approximately $493,000 are available to offset federal taxable income for future years through 2028. SFAS 109 requires that the tax benefit of such net operating losses be recorded using current tax rates as an asset to the extent management assesses the utilization of such net operating losses to be more likely than not. Based on the Company’s short term SPAC status, the company provided a full valuation allowance against the deferred tax asset at March 31, 2009.

Note 9 – Amount of Equity Subject to Possible Redemption

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

This redemption obligation with respect to up to 29.99% of the shares sold in the Offering will exist regardless of how a Business Combination is structured. That is, the Company would be required to redeem up to an amount equal to the product of approximately 29.99% of the 8,625,000 ordinary shares sold in the Offering (or 2,586,638 ordinary shares) multiplied by an initial cash per-share redemption price of $7.92 ,per share, which amount represents $7.64 per share from the proceeds of the offering and $0.28 per unit of deferred underwriters’ fees. The actual per-share redemption price will be equal to the quotient of the amount in the Trust Account plus all accrued interest not previously released to the Company, as of two business days prior to the proposed consummation of the Business Combination, divided by 8,625,000 shares of common stock. However, the ability of stockholders to receive $7.92 per unit is subject to any valid claims by the Company’s creditors which are not covered by amounts held in the Trust Account or the indemnities provided by the Company’s officers and directors. The expected redemption price per share is greater than each stockholder’s initial pro rata share of the Trust Account of approximately $7.64 per share. Of the excess redemption price, approximately $0.28 per share represents a portion of the underwriters’ contingent fee, which they have agreed to forego for each share that is redeemed. Accordingly, the total deferred underwriting compensation payable to the underwriters in the event of a business combination will be reduced by approximately $0.28 for each share that is redeemed. The balance will be paid from proceeds held in the Trust Account, which are payable to the Company upon consummation of a business combination. Even if less than 30% of the stockholders exercise their redemption rights, the Company may be unable to consummate a business combination if such redemption leaves the Company with funds insufficient to acquire or merge with a business with a fair market value greater than 80% of the Company’s net assets at the time of such acquisition, which would be in violation of a condition to the consummation of the Company’s initial business combination, and as a consequence, the Company may be forced to find additional financing to consummate such a business combination, consummate a different business combination or liquidate.

Accordingly, under the provision of EITF D-98, Classification and Measurement of Redeemable Securities, the Company has classified 29.99% of the net proceeds from the Offering, or $19,761,913, outside permanent equity.

During the quarter ended March 31, 2009, the Company corrected the overstatement of the Company’s redemption obligation of the common stock, subject to possible redemption and additional paid-in capital in accordance to the terms thereof. The overstatement amounted to approximately $724,000 which represents $0.28 per share of the 2,586,638 ordinary shares sold in the Offering. As a result, the Company’s redemption obligation was reduced by approximately $724,000, and additional paid-in capital was increased by the same amount. Under Staff Accounting Bulletin (“SAB”) 99, Materiality, and SAB 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, the Company evaluated the quantitative and qualitative aspects of the adjustment and determined the correction was not material. There was no impact on the Cash held in trust fund as of December 31, 2008, and the Company’s results of operations or cash flow statements for the fiscal year ended December 31, 2008. The effect of this change was to increase additional paid-in capital and decrease the redemption obligation by $724,000 as of December 31, 2008 in the accompanying balance sheet.

Note 10 – Commitments
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

Note 11 – Subsequent Events

On April 20, 2009, in anticipation of its forthcoming working capital requirements, the Company issued another unsecured promissory note of $200,000 to 2020 International Capital Group Limited, a company controlled by the directors and executive officers of the Company. The note is non-interest bearing and is due in April 2010, or at which time 2020 International Capital Group Limited demands full or partial payment of any balance outstanding.

On May 8, 2009, the Company, Exceed Company Ltd. (“Exceed”), a wholly-owned subsidiary of the Company formed under the laws of the British Virgin Islands with limited liability, Windrace International Company Limited, an operating company in the People’s Republic of China (“Windrace”), and the holders of the issued and outstanding shares of Windrace (the “Sellers”) entered into the Agreement for Sale and Purchase of Windrace (the “Purchase Agreement”) whereby Exceed will purchase 100% of the issued and outstanding ordinary shares of Windrace held by the Sellers.

Windrace designs, develops and wholesales footwear, apparel and accessories under the “喜得龍” (Xidelong) brand name and the logo. Windrace has three principal categories of products: (i) footwear, which mainly comprises running, leisure, basketball, skateboarding, canvas, tennis and outdoor footwear, (ii) apparel, which mainly comprises sports tops, pants, jackets, track suits and coats, and (iii) accessories, which mainly comprise bags, socks, hats and caps. Its products are sold entirely to customers within China.

 Pursuant to the terms of the Purchase Agreement, Exceed will purchase all of the ordinary shares of Windrace from the Sellers and the Sellers will receive in the aggregate 17,008,633 ordinary shares of Exceed. Exceed will issue 2,750,000 shares of its ordinary shares to the Sellers upon the closing of the transaction. The remaining shares will be placed into escrow pursuant to an escrow agreement subject to release or forfeiture based on the after-tax net profits of the combined company for the fiscal years ending December 31, 2009, 2010 and 2011. At the closing, additional shares of Exceed ordinary shares will be released from the escrow amount if the sum of the amounts released and the New Investor Shares (as defined below) is less than 51% of the issued and outstanding shares of Exceed ordinary shares, which shall include any amounts held in the escrow account. The additional amount of shares to be released from the escrow account in such instance would be the amount necessary to make the sum of the Exceed ordinary shares issued from the escrow account and the New Investor Shares equal to at least 51%.

In addition, Exceed has agreed to issue the Sellers up to an additional 2,212,789 Exceed ordinary shares pursuant to an earn-out provision in the Purchase Agreement based on the after-tax net profits of the combined company during the fiscal year ending December 31, 2011. Additional shares of Exceed ordinary shares may be issuable pursuant to the Purchase Agreement in certain instances. If Windrace sells to third parties, and has received consideration for, any of its ordinary shares, at closing the Company will issue to such third parties Exceed ordinary shares (the “New Investor Shares”). The amount of shares to be issued to such new shareholders will be equal to the amount paid per share of Windrace divided by the lowest of the closing price of the Company on each of the last trading days of March, April and May 2009. The Company expects to issue approximately 5,277,045 New Investor Shares.

In connection with the purchase and pursuant to the Purchase Agreement, the Company will merge into Exceed, with Exceed surviving the merger. This redomestication will change the Company’s place of incorporation from Delaware to the British Virgin Islands.

The transaction is subject to customary closing conditions. In addition, the closing is conditioned on (a) the affirmative vote of the holders of a majority of the shares of Company Common Stock issued in the Company’s initial public offering to approve the Purchase Agreement and the transactions contemplated thereunder, and (b) fewer than thirty percent (30%) of the shares of Company Common Stock issued in the Company’s initial public offering voting against the Merger and electing to convert their shares into cash in accordance with the Company’s amended and restated certificate of incorporation.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our Financial Statements and footnotes thereto contained in this report.

Forward Looking Statements

All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q including statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and the plans and objectives of management for future operations, are “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. When used in this Form 10-Q, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or our management, identify forward looking statements. Such forward looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those contemplated by the forward looking statements as a result of certain factors detailed in our filings with the Securities and Exchange Commission. All subsequent written or oral forward looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

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

Results of Operations and Known Trends or Future Events

For the three months ended March 31, 2009 and 2008, we had a net loss of $224,037 and a net profit of $130,994, respectively. For the three months ended March 31, 2009 and 2008, we earned interest income of $652 and $454,285, respectively. The reason for the reduction was a significant reduction in the interest paid on the Trust Account.

Our entire activity from August 21, 2006 (inception) through November 15, 2007 had been to prepare for our initial public offering. Following our initial public offering, we began actively searching for a suitable business target to complete a business combination.

Liquidity and Capital Resources

On October 15, 2008, in consideration of the current market conditions, the Company directed LaSalle Global Trust Services to transfer the funds held in trust from a money market fund that invests in U.S. Government obligations into the Dreyfus Treasury Prime Cash Management Fund, which invests solely in U.S. treasuries. The balance in the Trust Account as of March 31, 2009 was $68,529,239.

As of March 31, 2009, we had operating cash of $64,270, compared to $45,878 at December 31, 2008. Until the initial public offering, as described above, our only source of liquidity was two loans made by two stockholders. These loans were fully repaid as of March 31, 2009. Our liabilities are mainly deferred and accrued offering costs related to our initial public offering payable upon completion of a Business Combination and notes payable to 2020 International Company Limited, as discussed in Note 5 to our financial statements. Given our available operating cash of $64,270 and our projected interest income, to complete a Business Combination the Company expects to require additional financing for working capital and to pay for expenses associated with the identification of a target company and our due diligence review. Accordingly, in April 2009, the Company issued another unsecured promissory note of $200,000 to 2020 International Capital Group Limited, a company controlled by the directors and executive officers of the company. Similar to previously issued unsecured promissory notes, this one is also non-interest bearing and is due in April 2010, or at which time 2020 International Capital Group Limited demands full or partial payment of any balance outstanding. In addition, the Company has withdrawn from the Trust Account $434,000 on May 1, 2009 previously reserved for income taxes payable on the interest income earned on the Trust Account balance.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities that would be considered off-balance sheet arrangements.

Contractual Obligations

Other than the $7,500 per month fee for office space and general and administrative services, the accrued offering costs of $413,066 and the $2,415,000 deferred underwriting discounts as described in our Annual Report Form 10-K for the year ended December 31, 2008, the Company does not have any other long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

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

On October 15, 2008, in consideration of the current market conditions, the Company directed LaSalle Global Trust Services, to transfer the funds held in trust from a money market fund which invests in U.S. Government obligations into the Dreyfus Treasury Prime Cash Management Fund which invests solely in U.S. treasuries. The balance in the Trust Account as of March 31, 2009 was $68,529,239.

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

PART II – OTHER INFORMATION

ITEM 1. Legal Proceedings.

None.

ITEM 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this report are any of the risks described in our Annual Report on Form 10-K for the year ended December 31, 2008 filed with the SEC and the risks described below. Any of the factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

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

2020 ChinaCap Acquirco, Inc.

Dated: May 15, 2009	By:	/s/ George Lu
G. George Lu Chairman, Chief Executive Officer and President (Principal Executive Officer)

	By:	/s/ Louis F. Koo
Louis F. Koo Vice Chairman, Chief Financial Officer and Treasurer (Principal Financial Officer)

EXHIBIT INDEX

EXHIBIT NO.

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934.
32.1	Certifications of Chief Executive Officer and pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.