Form 10-K/A
period 2008-12-31
2020 ChinaCap Acquirco, Inc.
filed 2009-07-20
CIK 1396016

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K/A
(Amendment No. 1)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number:  001-33799

2020 CHINACAP ACQUIRCO, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	20-5500605 (I.R.S. Employer Identification No.)

c/o Surfmax Corporation 221 Boston Post Road East, Suite 410 Malborough, Massachusetts Address of principal executive offices)	01752 (Zip Code)

(508) 624-4948 Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $.0001 per share Common Stock Purchase Warrants Units consisting of one share of Common Stock and one Warrant	NYSE Amex NYSE Amex NYSE Amex

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.Yes ☐   No ☒

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

EXPLANATORY NOTE

2020 ChinaCap Acquirco, Inc. (the “Company”) hereby amends its Annual Report on Form 10-K for the quarter ended March 31, 2009, which was filed with the Securities and Exchange Commission on March 30, 2009 (the “Original Filing”), solely to amend and replace the certifications of its chief executive officer and chief financial officer that were filed as Exhibits 31.1 and 31.2 to the original filing.  The certifications are being replaced to include language that was inadvertently omitted in the certifications filed with the original filing.  No other part of the original filing is being amended hereby and this amendment does not reflect events that have occurred after the filing of the original filing.

EXHIBIT INDEX

3.1	Form of Second Amended and Restated Certificate of Incorporation*
3.2	Amended and Restated By-laws.*
4.1	Specimen Unit Certificate.*
4.2	Specimen Common Stock Certificate.*
4.3	Specimen Warrant Certificate.*
4.4	Form of Unit Purchase Option to be granted to Representative.*
4.5	Form of Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant.*
10.1	Letter Agreement among the Registrant, Morgan Joseph & Co. Inc. and George Lu and Yanmei May Yang.*
10.2	Letter Agreement among the Registrant, Morgan Joseph & Co. Inc. and Louis Koo.*
10.3	Letter Agreement among the Registrant, Morgan Joseph & Co. Inc. and Yuxiao Zhang.*
10.4	Letter Agreement among the Registrant, Morgan Joseph & Co. Inc., Fame Mount Limited and Jianming Yu.*
10.5	Letter Agreement among the Registrant, Morgan Joseph & Co. Inc. and William Hsu.*
10.6	Letter Agreement among the Registrant, Morgan Joseph & Co. Inc. and William Sharp.*
10.7	Letter Agreement among the Registrant, Morgan Joseph & Co. Inc. and Jun Lei.*
10.8	Letter Agreement among the Registrant, Morgan Joseph & Co. Inc. and Donald Sull.*
10.9	Letter Agreement among the Registrant, Morgan Joseph & Co. Inc. and 2020 Strategic Investments, LLC.*
10.10	Letter Agreement among the Registrant, Morgan Joseph & Co. Inc. and Win Wide International Ltd.*
10.11	Form of Investment Management Trust Agreement between LaSalle Bank National Association and the Registrant.*
10.12	Form of Securities Escrow Agreement between the Registrant, LaSalle Bank National Association, the Initial Stockholders, Surfmax II Co-Investments II, LLC and Win Wide International Ltd.*
10.13	Form of Letter Agreement between Surfmax Corporation and Registrant regarding administrative support.*
10.14	Promissory Note issued to George Lu by the Registrant.*
10.14.1	First Amendment to Promissory Note between the Registrant and George Lu.*
10.15	Promissory Note issued to 2020 International Capital Group Limited by the Registrant.*
10.16	Form of Warrant Purchase Agreement between the Company, Win Wide International Ltd. and Surfmax Co-Investments II, LLC.*
10.17	Form of Registration Rights Agreement among the Registrant and the Initial Stockholders Win Wide International Ltd and Surfmax.*
10.18	Letter Agreement among the Registrant, Morgan Joseph & Co. Inc. and 2020 International Capital Group Limited.*
10.19	Letter Agreement among the Registrant, Morgan Joseph & Co., Inc. and Surfmax Co-Investments II, LLC.*
10.20	Promissory note issued to 2020 ChinaCap International Capital Group Limited on August 2, 2008.**
10.21	Promissory note issued to 2020 ChinaCap International Capital Group Limited on December 1, 2008.**
31.1	Rule 13a-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a) Certification of Chief Financial Officer.
32.1	Statement of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350.**

*	All incorporated by reference to the registrant’s Registration Statement on Form S-1 (File No. 333- 142255) filed on April 20, 2007, as amended.
**	Previously filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

2020 ChinaCap Acquirco, Inc.

Date: July 20, 2009	By:	/s/ George Lu
G. George Lu
Chairman, Chief Executive Officer and President (Principal Executive Officer)

Date: July 20, 2009	By:	/s/ Louis F. Koo
Louis F. Koo
Vice Chairman, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

Pursuant to the requirements of Securities Exchange Act of 1933, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date
/s/ George Lu	Chairman, Chief Executive Officer and	July 20, 2009
George Lu	President (Principal Executive Officer)

/s/ Louis F. Koo	Vice Chairman, Chief Financial Officer,	July 20, 2009
Louis F. Koo	Treasurer and Principal Accounting Officer

/s/ Yuxiao Zhang	Executive Director and Vice President –	July 20, 2009
Yuxiao Zhang	Business Development

/s/ William Hsu	Director	July 20, 2009
William Hsu

/s/ Jun Lei	Director	July 20, 2009
Jun Lei

/s/ William Sharp	Director	July 20, 2009
William Sharp

/s/ Jianming Yu	Director	July 20, 2009
Jianming Yu

/s/ Meng Ann Lim	Director	July 20, 2009
Meng Ann Lim