Form 10-Q/A
period 2009-03-31
2020 ChinaCap Acquirco, Inc.
filed 2009-07-20
CIK 1396016

UNITED STATES SECURITIES AND EXCHANGE
COMMISSION
Washington, DC 20549
FORM 10-Q/A
(Amendment No. 1)

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
(508) 624-4948
Registrant’s telephone number, including area code
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☑

Indicate by check mark whether the registrant is large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filed ☐           Accelerated filer ☐
Non-accelerated filer ☐          Smaller reporting company ☑
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                                                                                                                                        Yes ☑    No ☐
As of March 31, 2009, 10,500,000 shares of the registrant’s common stock, par value $0.0001 per share, were outstanding.

EXPLANATORY NOTE

2020 ChinaCap Acquirco, Inc. (the “Company”) hereby amends its Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, which was filed with the Securities and Exchange Commission on May 15, 2009 (the “Original Filing”), solely to amend and replace the certifications of its chief executive officer and chief financial officer that were filed as Exhibits 31.1 and 31.2 to the Original Filing.  The certifications are being replaced to include language that was inadvertently omitted in the certifications filed with the Original Filing.  No other part of the Original Filing is being amended hereby and this amendment does not reflect events that have occurred after the filing of the Original Filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

2020 ChinaCap Acquirco, Inc.

Dated: July 20, 2009	By:
/s/ G. George Lu G. George Lu Chairman, Chief Executive Officer and President (Principal Executive Officer)

July 20, 2009	By:
/s/ Louis F. Koo Louis F. Koo Vice Chairman, Chief Financial Officer and Treasurer (Principal Financial Officer)

EXHIBIT INDEX

EXHIBIT NO.

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934
32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *
32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *
 *  Previously filed.