Form 10-Q
period 2009-06-30
2020 ChinaCap Acquirco, Inc.
filed 2009-08-14
CIK 1396016

UNITED STATES SECURITIES AND EXCHANGE
COMMISSION
Washington, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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

☐Yes          ☐ No

Indicate by check mark whether the registrant is large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filed ☐           Accelerated filer ☐
Non-accelerated filer ☐          Smaller reporting company ☑
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑  No ☐
As of June 30, 2009, 10,500,000 shares of the registrant’s common stock, par value $0.0001 per share, were outstanding.

2020 CHINACAP ACQUIRCO, INC.
(a development stage company)
Table of Contents

Page
PART I — FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements	3
Consolidated Balance Sheets as of June 30, 2009 (unaudited) and December 31, 2008	3
Consolidated Statements of Operations (unaudited) for the three and six months ended June 30, 2009 and 2008, and from August 21, 2006 (date of inception) to June 30, 2009	4
Consolidated Statements of Cash Flows (unaudited) for the six months ended June 30, 2009 and 2008, and from August 21, 2006 (date of inception) to June 30, 2009	5
Notes to Consolidated Financial Statements (unaudited)	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3. Quantitative and Qualitative Disclosures about Market Risk	20
Item 4. Controls and Procedures	20

PART II – OTHER INFORMATION

Item 1. Legal Proceedings	21
Item 1A. Risk Factors	21
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	21
Item 3. Defaults upon Senior Securities	21
Item 4. Submission of Matters to a Vote of Security Holders	21
Item 5. Other Information	21
Item 6. Exhibits	21

SIGNATURES	22

INDEX TO EXHIBITS	22

Certification by Principal Executive Officer Pursuant to Section 302
Certification by Principal Financial Officer Pursuant to Section 302
Certification by Principal Executive Officer and Principal Financial Officer Pursuant to Section 906

Item 1. Consolidated Financial Statements

2020 CHINACAP ACQUIRCO, INC.
(a development stage company)
CONSOLIDATED BALANCE SHEETS

	Unaudited	Audited
	June 30,	December 31,
	2009	2008
ASSETS

Current Assets
Cash and cash equivalents	$307,769	$45,878
Interest receivable	—	1,248
Prepaid expenses	17,775	16,333
Income tax receivable	2,000	2,000
Cash held in trust fund	68,095,245	68,533,339

TOTAL ASSETS	$68,422,789	$68,598,798

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accrued offering costs	$413,066	$413,066
Accrued expenses	623,752	414,144
Notes payable to stockholders	700,000	300,000
Deferred underwriters’ fee	2,415,000	2,415,000

TOTAL LIABILITIES	4,151,818	3,542,210

Common stock, subject to possible redemption, 2,586,638 shares, at redemption value	19,761,913	19,761,913

STOCKHOLDERS’ EQUITY
Preferred stock — $0.0001 par value; 1,000,000 shares authorized; nil issued and outstanding	—	—
Common stock - par value of $0.0001 per share, 25,000,000 shares authorized, 10,500,000 shares issued and outstanding	1,050	1,050
Additional paid-in capital	45,562,823	45,562,823

Deficit accumulated during the development stage	(1,054,815)	(269,198)

Total stockholders’ equity	44,509,058	45,294,675

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$68,422,789	$68,598,798

See accompanying notes to consolidated financial statements

2020 CHINACAP ACQUIRCO, INC.
(a development stage company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

					August 21,
					2006
	April 1,	April 1,	January 1,	January 1,	(date of inception)
	2009 to	2008 to	2009 to	2008 to	to June 30,
	June 30,	June 30,	June 30,	June 30,	2009
	2009	2008	2009	2008	(Cumulative)

Interest income	$6	$233,975	$658	$688,260	$1,095,460

General & administrative expenses	561,586	258,909	786,275	493,884	1,797,856
Abandoned project costs	—	—	—	—	349,262

(Loss) profit before income taxes	(561,580)	(24,934)	(785,617)	194,376	(1,051,658)

Income tax provision	—	(10,041)	—	78,275	3,157

Net (loss) profit	$(561,580)	$(14,893)	$(785,617)	$116,101	$(1,054,815)

Net (loss) profit per share – basic and diluted	$(0.05)	$0.00	$(0.07)	$0.01	$(0.16)

Weighted average number of shares outstanding – basic and diluted	10,500,000	10,500,000	10,500,000	10,500,000	6,473,341

See accompanying notes to consolidated financial statements

2020 CHINACAP ACQUIRCO, INC.
(a development stage company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

			August 21, 2006
	January 1,	January 1,	(date of inception)
	2009 to	2008 to	to June 30,
	June 30,	June 30,	2009
	2009	2008	(Cumulative)
Cash Flows from Operating Activities

Net (loss) profit	$(785,617)	$116,101	$(1,054,815)

Adjustments to reconcile net (loss) profit to net cash (used in) provided by operating activities
Change in assets and liabilities:
Accrued expenses	209,608	124,884	623,752
Accrued income taxes	—	72,968	(2,000)
Interest receivable	1,248	—	—
Prepaid expenses	(1,442)	—	(17,775)
Net cash (used in) provided by operating activities	(576,203)	313,953	(450,838)

Net Cash provided by (used in) Investing Activities
Cash held in trust fund	438,094	(267,857)	(68,095,245)

Cash Flows from Financing Activities

Proceeds from issuance of common stock	—	—	25,000
Proceeds from the issuance of notes payable to stockholders	400,000	—	830,000
Proceeds from issuance of warrants	—	—	2,265,000
Gross proceeds from public offering	—	—	60,000,000

Gross proceeds from exercise of overallotment options in the offering	—	—	9,000,000
Proceeds from issuance of option	—	—	100
Payments to stockholders	—	(20,244)	(20,244)
Payments for underwriters’ discount and offering costs	—	(129,813)	(3,116,004)
Principal payments on notes payables	—	(127,291)	(130,000)

Net cash provided by (used in) financing activities	400,000	(277,348)	68,853,852
Net increase (decrease) in cash	261,891	(231,252)	307,769

Cash and cash equivalents, beginning of the period	45,878	269,040	—
Cash and cash equivalents, end of the period	$307,769	$37,788	$307,769
Supplemental schedule of non-cash financing activities:
Accrual of deferred offering costs	$—	$—	$542,879
Deferred offering costs advanced by stockholders	$—	$—	$20,244
Deferred underwriters’ fee	$—	$—	$2,415,000
Income Tax Paid	$—	$—	$—

See accompanying notes to consolidated financial statements

2020 CHINACAP ACQUIRCO, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 – Interim Financial Information
The consolidated financial statements at June 30, 2009 and for the period ended June 30, 2009 have been prepared by the Company and are unaudited. In the opinion of management, all adjustments (consisting of normal accruals and recurring items) have been made that are necessary to present fairly the financial position of 2020 ChinaCap Acquirco, Inc. (the “Company”) and its subsidiary as of June 30, 2009 and the results of their operations and cash flows for the periods ended June 30, 2009 and 2008. Operating results presented for the interim periods are not necessarily indicative of the results to be expected for any other interim period or for the full year.

These unaudited consolidated financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2008 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 30, 2009. The accounting policies used in preparing these unaudited consolidated financial statements are consistent with those described in such filing.

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

The Company’s executive officers and Dr. Jianming Yu, one of the Company’s directors, and certain entities controlled by these executive officers and Dr. Jianming Yu have agreed that they will be personally liable under certain circumstances to ensure that the proceeds in the Trust Account are not reduced by the claims of target businesses or vendors or other entities that are owed money by the Company for services rendered or contracted or for products sold to the Company. However, there can be no assurance that they will be able to satisfy those obligations. The remaining net proceeds (not held in the Trust Account) may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. Additionally, up to an aggregate of $1,350,000 of interest earned on the Trust Account balance, net of taxes, may be released to the Company to fund working capital requirements, of which $1,090,902 has been released to the Company as of June 30, 2009. The Company, after signing a definitive agreement for the acquisition of a target business, is required to submit such transaction for stockholder approval. In the event that stockholders owning 30% or more of the shares sold in the Offering vote against the Business Combination and exercise their conversion rights described below, the Business Combination will not be consummated. All of the Company’s stockholders prior to the Offering, including all of the officers and directors of the Company (“Initial Stockholders”), have agreed to vote their 1,875,000 founding shares of common stock in accordance with the vote of the majority in interest of all other stockholders of the Company (“Public Stockholders”) with respect to any Business Combination. After consummation of a Business Combination, these voting safeguards will no longer be applicable.

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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company’s Amended and Restated Certificate of Incorporation provides that if the Company is not able to complete a business combination by November 8, 2009, its corporate existence will cease, except for the process of winding up and liquidating. The Company incorporated a 100% owned BVI subsidiary, Exceed Company Limited (“Exceed”) on April 21, 2009 for the purpose of completing a business combination.  Exceed  is a limited company with 1,000 issued ordinary shares of $1 each. During the period, as more fully described under note 10, Exceed the wholly-owned subsidiary of the Company, along with the Company, has entered into an agreement to acquire a company in the People’s Republic of China.

On May 11, 2009, the Company issued a press release announcing that it and its wholly-owned subsidiary, Exceed, had entered into a definitive share purchase agreement (“Share Purchase Agreement”) with Windrace International Company Limited (“Windrace”).  Windrace is one of the largest branded sportswear companies in China that is engaged in the design, manufacturing, trading and distribution of sporting goods, including footwear, apparel and accessories, in the People’s Republic of China (“PRC”). As a result of the transaction, Exceed will merge with the Company with Exceed as the surviving entity and Windrace will become a wholly-owned subsidiary of Exceed.  Windrace’s current management team will remain in place to run the business following consummation of the acquisition.

Summary of Significant Accounting Policies

Development stage company:

The Company complies with the reporting requirements of Statements of Financial Accounting Standards (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises.”

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its subsidiary, referred to collectively as "the Group." All significant intercompany accounts and transactions have been eliminated in consolidation.

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

 Concentration of credit risk:
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which at June 30, 2009 had a total balance of $307,769.  Although the balance slightly exceeded the Federal Depository Insurance Coverage of $250,000 through June 30, 2009,  the Company has not experienced any loss on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Fair value of financial instruments:
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under SFAS No. 107, “Disclosure About Fair Value of Financial Instruments,” approximates the carrying amounts represented in the balance sheet.

Use of estimates:
The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassification:
During the previous quarter ended March 31, 2009, the Company corrected  the redemption obligation of common stock, subject to possible redemption and additional paid-in capital in accordance to the terms thereof.  (See footnote 9 for additional information.)  Under Staff Accounting Bulletin (“SAB”) 99, Materiality, and SAB 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, the Company evaluated the quantitative and qualitative aspects of the adjustment and determined the correction was not material.  There was no impact on the cash held in trust fund as of December 31, 2008, and the Company’s results of operations or cash flow statements for the fiscal year ended December 31, 2008.

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

Effective January 1, 2007, the Company adopted the provisions of the Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”). There were no unrecognized tax benefits as of January 1, 2007 and as of December 31, 2007, December 31, 2008 and June 30, 2009. FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at December 31, 2008 or June 30, 2009.  Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position. The adoption of the provisions of FIN 48 did not have a material impact on the Company’s financial position, results of operations and cash flows. The Company currently files income tax returns in the United States, and is subject to tax examinations by tax authorities for tax years since inception in 2006.

Recently issued accounting standards:

In September 2006, FASB issued SFAS No. 157, “Fair Value Measurements,” which is effective for fiscal years beginning after November 15, 2007, and for interim periods within those years. SFAS No. 157 defines fair value, establishes a framework for measuring fair value under U.S. GAAP, and enhances disclosures about fair value measurements. SFAS No. 157 applies when other accounting pronouncements require fair value measurements; it does not require any new fair value measurements. In February 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 157-2, “Effective Date of FASB Statement No. 157,” which defers the effective date of SFAS No. 157 for non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the consolidated financial statements on a recurring basis (at least annually), until fiscal years and interim periods beginning after November 15, 2008. The Company adopted FSP No. FAS 157-2 as of January 1, 2008 which deferred the application of FAS 157 for the non financial assets and liabilities to January 1, 2009.

In December 2007, FASB issued SFAS No. 141R, Business Combinations. SFAS No. 141R replaces SFAS No. 141, Business Combinations. SFAS No. 141R establishes principles and requirements for determining how an enterprise recognizes and measures the fair value of certain assets and liabilities acquired in a business combination, including non-controlling interests, contingent consideration and certain acquired contingencies. SFAS No. 141R also requires acquisition-related transaction expenses and restructuring costs be expensed as incurred rather than capitalized as a component of the business combination. This Statement shall be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company adopted this Statement for its fiscal year ending December 31, 2009.

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

As a result of the recent credit crisis, on October 10, 2008, the FASB issued FSP No. FAS 157-3, “Determining the Fair Value of a Financial Asset in a Market That is Not Active.” This FSP clarifies the application of SFAS No. 157 in a market that is not active. The FSP addresses how management should consider measuring fair value when relevant observable data does not exist. The FSP also provides guidance on how observable market information in a market that is not active should be considered when measuring fair value, as well as how the use of market quotes should be considered when assessing the relevance of observable and unobservable data available to measure fair value. This FSP is effective upon issuance, including prior periods for which financial statements have not been issued. Revisions resulting from a change in the valuation technique or its application shall be accounted for as a change in accounting estimate in accordance with SFAS No. 154, “Accounting Changes and Error Corrections.” Adoption of this standard had no effect on our results of operations, cash flows or financial position.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events,” which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The Company evaluated subsequent events after the balance sheet date of June 30, 2009 through the filing of this report with the SEC on August 14, 2009.

In  June  2009,  FASB  issued  SFAS  No.  166, “Accounting for Transfers of Financial  Assets,  an  amendment  of  FASB Statement No. 140.” SFAS 166 is applied  to financial asset transfers on or after the effective date, which is  January 1, 2010 for the Company’s financial statements. SFAS 166 limits the  circumstances in which a financial asset may be de-recognized when the transferor has not transferred the entire financial asset or has continuing involvement  with  the  transferred  asset.  The  concept  of  a qualifying special-purpose  entity,  which  had previously facilitated sale accounting for  certain  asset  transfers, is removed by SFAS 166. The Company expects that  adoption of SFAS 166 will not have a material effect on its financial position or results of operations.

In  June 2009, FASB issued SFAS No. 167, “Amendments to FASB Interpretation No.  46(R)”  which deals with accounting for variable interest entities and is  effective  for reporting periods beginning after November 15, 2009. The amendments  change the process for how an enterprise determines which party consolidates  a  variable  interest entity (VIE) to a primarily qualitative analysis. SFAS 167 defines the party that consolidates the VIE (the primary beneficiary)  as  the  party with (1) the power to direct activities of the VIE  that  most significantly affect the VIE’s economic performance and (2) the obligation to absorb losses of the VIE or the right to receive benefits from  the  VIE.  Upon  adoption  of  SFAS  167,  reporting enterprises must reconsider  their  conclusions  on whether an entity should be consolidated and  should a change result, the effect on net assets will be recorded as a cumulative effect adjustment to retained earnings. The Company expects that adoption  of  SFAS  167  will  not  have a material effect on its financial position or results of operations.

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying consolidated financial statements.

Note 3 – Public Offering
On November 15, 2007, the Company consummated the sale of 7,500,000 units (“Units”) at a price of $8.00 per Unit in the Offering. Each Unit consists of one share of the Company’s common stock, $0.0001 par value, and one redeemable common stock purchase warrant (“Warrants”). Each Warrant entitles the holder to purchase from the Company one share of common stock at an exercise price of $5.25 commencing on the later of (i) November 8, 2008 or (ii) the completion of a Business Combination with a target business, and expires on November 8, 2011. The Warrants are redeemable at a price of $0.01 per Warrant upon 30 days prior notice after the Warrants become exercisable, only in the event that the last sale price of the common stock is at least $11.50 per share for any 20 trading days within a 30 trading day period ending on the third business day prior to the date on which notice of redemption is given. In accordance with the warrant agreement relating to the Warrants sold and issued in the Offering, the Company is only required to use its best efforts to maintain the effectiveness of the registration statement covering the Warrants. The Company will not be obligated to deliver securities, and there are no contractual penalties for failure to deliver securities, if a registration statement is not effective at the time of exercise. Additionally, in the event that a registration statement is not effective at the time of exercise, the holder of such Warrants shall not be entitled to exercise such Warrants and in no event (whether in the case of a registration statement not being effective or otherwise) will the Company be required to net cash settle the warrant exercise. Consequently, the Warrants may expire unexercised and unredeemed.

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

The Company’s legal counsel agreed to cap legal fees due by the Company at the closing of the Offering to $350,000, provided that any excess fees shall be paid by the Company upon the completion of a Business Combination. Total legal fees payable included in accrued offering costs directly related to the Offering were $409,908 as of June 30, 2009 and December 31, 2008.

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

In August 2008, December 2008, January 2009 and April 2009 the Company issued unsecured promissory notes of $150,000, $150,000, $200,000 and $200,000, respectively, to 2020 International Capital Group Limited, a company controlled by certain directors and executive officers of the Company.  The notes payable are non-interest bearing and are due in August and December 2009, and January and April 2010, respectively, or at which time 2020 International Capital Group Limited demands full or partial payment of any balance outstanding. The proceeds from the notes have been used by the Company for working capital purposes.

Subsequent to June 30, 2009, the Company reached an agreement with 2020 International Capital Group Limited to extend the due date of the first $150,000 promissory note mentioned  above from August 1, 2009 to December 31, 2009.

Note 6 – Related Party Transactions

Lease from Related Party

The Company presently occupies office space provided by a company owned by the Company’s Chairman of the Board, Chief Executive Officer and President. Such entity has agreed that, until the Company consummates a Business Combination, it will make such office space, as well as utilities, administrative, technology and secretarial services, available to the Company, as may be required by the Company from time to time. The Company has agreed to pay such entity $7,500 per month for such services commencing on November 8, 2007. The Company has incurred $45,000 for each of the six months ended June 30, 2009 and 2008, respectively, and $150,000 from August 21, 2006 (date of inception) to June 30, 2009.

Note 7 – Preferred Stock
The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. As of June 30, 2009, no preferred stock is issued or outstanding. The agreement with the underwriters prohibits the Company, prior to a Business Combination, from issuing preferred stock that participates in the proceeds of the Trust Account or that votes as a class with the Common Stock on a Business Combination.

Note 8 – Income Tax
The components of the provision for income taxes are as follows:
			August 21, 2006,
	Six months	Six months	(date of inception)
	Ended June 30, 2009	Ended June 30, 2008	to June 30, 2009 (Cumulative)
	(unaudited)	(unaudited)	(unaudited)

Current:
Federal taxes	$—	$66,087	$2,360

State taxes	—	12,188	435

Total provision for income taxes	$—	$78,275	$2,795

The total provision for income taxes differs from that amount which would be computed by applying the U.S. Federal income tax rate to income before provision for income taxes as follow:
			August 21, 2006,
	Six months	Six months	(date of inception)
	Ended June 30, 2009	Ended June 30, 2008	to June 30, 2009 (Cumulative)
	(unaudited)	(unaudited)	(unaudited)

Statutory Federal income tax rate	$—	$34.00%	$34.00%

Effective Mass income tax rate	—	6.27%	6.27%

Effective income tax rate	$—	$40.27%	$40.27%

As of June 30, 2009, unused net operating losses equal to approximately $1,055,000 are available to offset federal taxable income for future years through 2028. SFAS 109 requires that the tax benefit of such net operating losses be recorded using current tax rates as an asset to the extent management assesses the utilization of such net operating losses to be more likely than not. Based on the Company’s current status as a special purpose acquisition company, the Company provided a full valuation allowance against the deferred tax asset at June 30, 2009.

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

This redemption obligation with respect to up to 29.99% of the shares sold in the Offering will exist regardless of how a Business Combination is structured. That is, the Company would be required to redeem up to an amount equal to the product of approximately 29.99% of the 8,625,000 ordinary shares sold in the Offering (or 2,586,638 ordinary shares) multiplied by an initial cash per-share redemption price of $7.92, per share, which amount represents $7.64 per share from the proceeds of the offering and $0.28 per unit of deferred underwriters’ fees.  The actual per-share redemption price will be equal to the quotient of the amount in the Trust Account plus all accrued interest not previously released to the Company, as of two business days prior to the proposed consummation of the Business Combination, divided by 8,625,000 shares of common stock. However, the ability of stockholders to receive $7.92 per unit is subject to any valid claims by the Company’s creditors which are not covered by amounts held in the Trust Account or the indemnities provided by the Company’s officers and directors. The expected redemption price per share is greater than each stockholder’s initial pro rata share of the Trust Account of approximately $7.64 per share. Of the excess redemption price, approximately $0.28 per share represents a portion of the underwriters’ contingent fee, which they have agreed to forego for each share that is redeemed. Accordingly, the total deferred underwriting compensation payable to the underwriters in the event of a business combination will be reduced by approximately $0.28 for each share that is redeemed. The balance will be paid from proceeds held in the Trust Account, which are payable to the Company upon consummation of a business combination. Even if less than 30% of the stockholders exercise their redemption rights, the Company may be unable to consummate a business combination if such redemption leaves the Company with funds insufficient to acquire or merge with a business with a fair market value greater than 80% of the Company’s net assets at the time of such acquisition, which would be in violation of a condition to the consummation of the Company’s initial business combination, and as a consequence, the Company may be forced to find additional financing to consummate such a business combination, consummate a different business combination or liquidate.

Accordingly, under the provision of EITF D-98, Classification and Measurement of Redeemable Securities, the Company has classified 29.99% of the net proceeds from the Offering, or $19,761,913, outside permanent equity.

During the quarter ended March 31, 2009, the Company corrected the overstatement of the Company’s redemption obligation of the common stock, subject to possible redemption and additional paid-in capital in accordance to the terms thereof.  The overstatement amounted to approximately $724,000, which represents $0.28 per share of the 2,586,638 ordinary shares sold in the Offering. As a result, the Company’s redemption obligation was reduced by approximately $724,000, and additional paid-in capital was increased by the same amount. Under Staff Accounting Bulletin (“SAB”) 99, Materiality, and SAB 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, the Company evaluated the quantitative and qualitative aspects of the adjustment and determined the correction was not material.  There was no impact on the cash held in trust fund as of December 31, 2008, and the Company’s results of operations or cash flow statements for the fiscal year ended December 31, 2008. The effect of this change was to increase additional paid-in capital and decrease the redemption obligation by $724,000 as of December 31, 2008 in the accompanying balance sheet.

Note 10 – Agreement to acquire Windrace International Company Limited
On May 11, 2009, the Company issued a press release announcing that it and its wholly-owned subsidiary Exceed, had entered into a definitive share purchase agreement with Windrace.  Windrace is one of the largest branded sportswear companies in China that is engaged in the design, manufacturing, trading and distribution of sporting goods, including footwear, apparel and accessories, in the PRC. As a result of the transaction, Exceed will merge with the Company with Exceed as the surviving entity and Windrace will become a wholly-owned subsidiary of Exceed.   Windrace’s current management team will remain in place to run the business following consummation of the acquisition.

Windrace designs, develops and engages in wholesale of footwear, apparel and accessories under its own brand, XIDELONG, in China. It is one of the leading PRC sports and leisurewear brands in China in terms of market share by sales revenue. Since operations began in 2002, Windrace has experienced significant growth in the mass market concentrated in the second and third tier cities in China and has established a market leading position as one of the top five PRC sportswear brands. Windrace has three principal categories of products: (i) footwear, which comprises running, leisure, basketball, skateboarding and canvas footwear, (ii) apparel, which mainly comprises sports tops, pants, jackets, track suits and coats, and (iii) accessories, which mainly comprise bags, socks, hats and caps. Windrace’s primary footwear offering is running footwear, which represented over 23% of total revenue in 2008, the market for which has been rapidly growing in China due to the increasing demand for lifestyle and leisure products and heightened interest in health consciousness among Chinese customers. Windrace’s footwear is primarily manufactured at its own production facility in Jinjiang, Fujian province, China. Products are sold through independent distributors who operate, directly or indirectly via third parties, retail stores and outlets.

A summary of the material items of acquisition was also stated in the Form S-4 filed with the Securities and Exchange Commission, as amended, containing a prospectus for the transactions contemplated by the merger agreement and a proxy for the special meeting of the Company’s stockholders to vote on the proposed business combination. The Company will not be able to mail the registration statement to its stockholders and schedule the special stockholder meeting to consider the business combination until the SEC declares the Form S-4 registration statement effective.

Note 11 – Commitments
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

Note 12 – Subsequent Events
On July 27, 2009, Windrace entered into an Investment Agreement (the “Investment Agreement”) and an Escrow Agreement (the “Escrow Agreement”) with Wisetech Holdings Limited (“Wisetech”), Windtech Holdings Limited (“Windtech” and, collectively with Wisetech, the “Investors”) and Shuipan Lin, the CEO and a principal stockholder of Windrace (“Lin”).  Pursuant to the terms of the Investment Agreement, the Investors will invest an aggregate of $30,000,000 in Windrace in two installments:

•	An initial investment of $2,500,000, paid into escrow pursuant to the Escrow Agreement.

•	A subsequent investment of $27,500,000 payable upon the closing of the Investment Agreement (the “Closing”).

The Closing of the Investment Agreement is conditioned upon the satisfaction of the conditions for closing the transactions contemplated by the Purchase Agreement.  On the Closing, Exceed shall issue to the Investors that number of Exceed ordinary shares equal to $27,500,000 divided by $7.58 per share.  On the date being six months after the date of the Closing, Windrace shall sell to the Investors up to 2,500,000 warrants for the purchase of common stock of the Company (“Warrants”), which Windrace has purchased in the open market. The sale of Warrants to the Investors shall be paid for using the initial investment installment of $2,500,000. In the event that less than 2,500,000 Warrants are sold to the Investors or there is a residual balance of the initial investment installment after the sale of the Warrants to the Investors, Exceed shall issue to the Investors that number of Exceed ordinary shares equal to the balance of unused funds divided by $7.58 per share. The maximum amount of Exceed ordinary shares issuable to the Investors assuming no purchase of Warrants by the Investors, is 3,957,784 shares ($30,000,000/$7.58).

On July 27, 2009, the Company, Exceed, Windrace and the Sellers entered into a Supplemental Agreement to Agreement for Sale and Purchase of Windrace (the “Supplemental Agreement”) amending the Purchase Agreement in two respects:

The Supplemental Agreement limits the maximum number of New Investor Shares (as defined below) issuable under the Purchase Agreement to approximately 3,957,784 shares.  The Purchase Agreement provided that if, subsequent to the execution of the Purchase Agreement, Windrace sells to third parties, and has received consideration for, any of its ordinary shares, at closing Exceed will issue to such third parties Exceed ordinary shares (the “New Investor Shares”).  The Supplemental Agreement further provides  that the amount of shares to be issued to such new shareholders will be equal to the aggregate amount paid for shares of Windrace divided by the lowest of the closing price of the Company on each of the last trading days of March, April and May 2009, which is determined to be $7.58 per share.

The Supplemental Agreement also provides that the Sellers, who will control Exceed upon the consummation of the transactions contemplated by the Purchase Agreement, will cause Exceed to promptly register for resale under the federal securities laws all outstanding ordinary shares of Exceed excluding the shares that will be held in escrow at closing.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our Consolidated Financial Statements and footnotes thereto contained in this report.

Forward Looking Statements

All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q including statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and the plans and objectives of management for future operations, are “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. When used in this Form 10-Q, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us, Windrace or our management, identify forward looking statements. Such forward looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those contemplated by the forward looking statements as a result of certain factors detailed in our filings with the Securities and Exchange Commission. All subsequent written or oral forward looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

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

For a description of the proceeds generated in our initial public offering and a discussion of the use of such proceeds, we refer you to Note 3 of the unaudited consolidated financial statements included in Part I, Item I of this Quarterly Report on Form 10-Q.

On May 11, 2009, the Company issued a press release announcing that it and its wholly-owned subsidiary, Exceed, had entered into a definitive share purchase agreement with Windrace.  Windrace is one of the largest branded sportswear companies in China that is engaged in the design, manufacturing, trading and distribution of sporting goods, including footwear, apparel and accessories, in the PRC. As a result of the transaction, Exceed will merge with the Company with Exceed as the surviving entity and Windrace will become a wholly-owned subsidiary of Exceed.

TRANSACTION SUMMARY

If stockholder approval is obtained, Exceed will acquire all of the ordinary shares of Windrace pursuant to the Share Purchase Agreement, dated May 8, 2009. Following the Closing, Windrace will become a wholly owned subsidiary of Exceed, and Exceed will merge with the Company with Exceed as the surviving company. Under the terms of the Share Purchase Agreement, Exceed will acquire Windrace in an all-stock transaction which includes 17,008,633 ordinary shares of Exceed stock, excluding additional contingent shares. Pursuant to the Share Purchase Agreement, at least 2,750,000 shares will be issued to Windrace shareholders upon Closing. Up to 14,258,633 shares of the 17,008,633 shares noted above will be placed in escrow and will be released to Windrace shareholders when, on a consolidated basis, the surviving company achieves or exceeds after-tax net profits in the following fiscal years of:

Fiscal Year Ending December 31	After-Tax Net Profits ($)
2009	38,067,350
2010	49,487,555
2011	64,333,821

If any earnings target is not met for either 2009 or 2010, all shares to be released for that period will be deferred until the next annual audit. If the earnings target of $64,333,821 is achieved in 2011, all 17,008,633 shares would be released. Furthermore, the shareholders of Windrace and their designees will be issued, on an all or none basis, an additional 2,212,789 ordinary shares of Exceed, when, on a consolidated basis, the surviving company achieves or exceeds after-tax net profits in the fiscal year ended December 31, 2011 of $64,333,821. If the earnings target for 2011 is not met, the number of shares then held in escrow would be reduced and cancelled by the same percentage as the shortfall from the earnings target for 2011, and the balance would be released to Windrace shareholders. The Share Purchase Agreement also provides for Windrace to seek independent third party investment prior to Closing and allows for the issuance of, ordinary shares of Exceed at Closing to new investors making investments in  Windrace between the time of the execution of the Share Purchase Agreement and the closing of the acquisition of Windrace (“New Windrace Investors”).  As provided in the Supplemental Agreement, the maximum number of New Investors Shares is approximately 3,957,784 shares at $7.58 per share.

 The after-tax net profits will be determined following the completion of an audit in accordance with International Financial Reporting Standards (IFRS), excluding certain adjustments related to, among other things, the transactions contemplated in the Share Purchase Agreement. The transaction is subject to customary closing conditions, including completion of the IFRS audit, completion of all necessary documentation, an effective registration statement and approval of the stockholders of the Company.

Subsequent to the end of the quarter, on July 27, 2009, the parties to the Share Purchase Agreement entered into a Supplemental Agreement amending the Share Purchase Agreement and  setting the maximum number of Exceed ordinary shares that can be issued to New Windrace Investors at closing to approximately 3,957,784 shares and, consistent with the formula set forth in the Share Purchase Agreement, set the price at which the Exceed ordinary shares would be issued to New Windrace Investors at $7.58 per share.

BUSINESS OVERVIEW

Windrace designs, develops and engages in wholesale of footwear, apparel and accessories under its own brand, XIDELONG, in China. It is one of the leading PRC sports and leisurewear brands in China in terms of market share by sales revenue. Since operations began in 2002, Windrace has experienced significant growth in the mass market concentrated in the second and third tier cities in China and has established a market leading position as one of the top five PRC sportswear brands. Windrace has three principal categories of products: (i) footwear, which comprises running, leisure, basketball, skateboarding and canvas footwear, (ii) apparel, which mainly comprises sports tops, pants, jackets, track suits and coats, and (iii) accessories, which mainly comprise bags, socks, hats and caps. Windrace’s primary footwear offering is running footwear, which represented over 23% of total revenue in 2008, the market for which has been a rapidly growing market in China due to the increasing demand for lifestyle and leisure products and heightened interest in health consciousness among Chinese customers. Windrace’s footwear is primarily manufactured at its own production facility in Jinjiang, Fujian province, China. Products are sold through independent distributors who operate, directly or indirectly via third parties, retail stores and outlets.

A summary of the material items of acquisition was also stated in the Form S-4 filed with the Securities and Exchange Commission, as amended, containing a prospectus for the transactions contemplated by the merger agreement and a proxy for the special meeting of the Company’s stockholders to vote on the proposed business combination. The Company will not be able to mail the registration statement to its stockholders and schedule the special stockholders meeting to consider the business combination until the SEC declares the Form S-4 registration statement effective.

SELECTED HISTORICAL FINANCIAL DATA OF WINDRACE

A summary of Windrace’s selected historical financial data stated in the Form S-4 filed with the SEC, as amended, is shown in the following tables.  The information is presented in Renminbi (RMB) and is derived from the unaudited consolidated financial statements as of and for the years ended December 31, 2004 and 2005 and the three months ended March 31, 2008 and 2009, and the audited consolidated financial statements as of and for the years ended December 31, 2006, 2007 and 2008 prepared in accordance with International Financial Reporting Standards as issued by the International Accounting Standards Board.

	Year ended December 31,					Three months ended March 31,
	2004	2005	2006	2007	2008	2008	2009
	(RMB in thousands)
Statement of income data
Revenue	151,695	301,554	687,569	1,296,402	1,820,282	478,951	390,967
Cost of sales	(127,839)	(241,242)	(511,068)	(959,526)	(1,323,262)	(351,990)	(282,451)
Gross profit	23,856	60,312	176,501	336,876	497,020	126,961	108,516
Other income and gains	34	214	235	889	1,188	107	114
Selling and distribution costs	(18,031)	(34,520)	(76,560)	(137,077)	(225,752)	(46,711)	(40,486)
Administrative expenses	(2,850)	(6,208)	(15,541)	(29,984)	(29,205)	(7,111)	(7,817)
Aborted IPO expenses	—	—	—	—	(31,382)	—	—
Research and development expenses	(693)	(2,009)	(5,489)	(12,784)	(17,649)	(3,725)	(5,466)
Finance costs	(321)	(1,315)	(1,332)	(1,352)	(23,511)	(521)	(8,533)
Profit before tax	1,995	16,474	77,814	156,568	170,709	69,000	46,328
Tax	—	(1,990)	(9,974)	(21,783)	(2,181)	(277)	—
Profit for the year	1,995	14,484	67,840	134,785	168,528	68,723	46,328
Income from continuing operations per common share	N/A	N/A	N/A	N/A	1.83	N/A	0.5
Dividend declared per common share	—	—	—	—	—	—	—

	As of December 31,					As of March 31,
	2004	2005	2006	2007	2008	2008	2009
	(RMB in thousands)
Balance sheet data
Current assets	46,494	96,954	163,015	281,381	498,644	347,891	631,828
Non-current assets	21,776	16,041	139,169	315,630	316,743	311,899	312,345
Current liabilities	55,222	85,288	206,173	281,784	489,549	275,411	569,288
Shareholders’ equity	13,049	27,707	96,011	315,227	325,838	384,379	374,885
Long-term liabilities
Construction of factory buildings	—	—	176,480	—	—	—	—
Redeemable preferred shares	—	—	—	—	272,432	—	270,039

Results of Operations and Known Trends or Future Events

For the three months ended June 30, 2009 and 2008, interest earned on the Trust Account was $6 and $233,975, respectively; resulting in net losses of $561,580 and $14,893, respectively.

For the six months ended June 30, 2009 and 2008, interest earned on the Trust Account was $658 and $688,260, respectively; resulting in a net loss of $785,617 and a net profit of $116,101, respectively. The continued low interest environment has had a significant impact on the Company’s interest income. Management of the Company believes the current trend of low interest will continue in the foreseeable future.

Our entire activity from August 21, 2006 (inception) through November 15, 2007 had been to prepare for our initial public offering.  Following our initial public offering, we began actively searching for a suitable business target to complete a business combination.

Liquidity and Capital Resources

On October 15, 2008, in consideration of the current market conditions, the Company directed LaSalle Global Trust Services to transfer the funds held in trust from a money market fund that invests in U.S. Government obligations into the Dreyfus Treasury Prime Cash Management Fund, which invests solely in U.S. treasuries. The balance in the Trust Account as of June 30, 2009 was $68,095,245.

As of June 30, 2009, we had operating cash of $307,769, compared to $45,878 at December 31, 2008. The increase was primarily due to the withdrawal of $434,000 from the Trust Account during the second quarter of 2009.  Until the initial public offering, as described above, our only source of liquidity was two loans made by two stockholders. These loans were fully repaid as of June 30, 2009. Our liabilities are mainly deferred and accrued offering costs related to our initial public offering payable upon completion of a Business Combination and notes payable to 2020 International Company Limited, as discussed in Note 5 to our consolidated financial statements. Given our available operating cash of $307,769 and our projected minimal interest income, to complete a Business Combination the Company expects to require additional financing for working capital and to pay for professional expenses associated with the pending Business Combination.

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

Critical Accounting Policies

The Company’s significant accounting policies are more fully described in Note 2 to the consolidated financial statements. However certain accounting policies are particularly important to the portrayal of financial position and results of operations and require the application of significant judgments by management. As a result, the consolidated financial statements are subject to an inherent degree of uncertainty. In applying those policies, management used its judgment to determine the appropriate assumptions to be used in determination of certain estimates. These estimates are based on the Company’s historical experience, terms of existing contracts, observance of trends in the industry and information available from outside sources, as appropriate.

Cash Held in Trust Fund

As stated in Note 2 – Organization, Business Operations and Summary of Significant Accounting Policies, net proceeds from the Offering were deposited and held in the Trust account, which were invested in United States “government securities”.

On October 15, 2008, in consideration of the current market conditions, the Company directed LaSalle Global Trust Services, to transfer the funds held in trust from a money market fund which invests in U.S. Government obligations into the Dreyfus Treasury Prime Cash Management Fund which invests solely in U.S. treasuries. The balance in the Trust Account as of June 30, 2009 was $68,095,245.

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

PART II – OTHER INFORMATION

ITEM 1. Legal Proceedings.

None.

ITEM 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this report are any of the risks described in our Annual Report on Form 10-K for the year ended December 31, 2008 filed with the SEC. Any of the factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

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

2020 ChinaCap Acquirco, Inc.

Dated: August 14, 2009	By:	/s/ G. George Lu
G. George Lu Chairman, Chief Executive Officer and President (Principal Executive Officer)

	By:	/s/ Louis F. Koo
Louis F. Koo Vice Chairman, Chief Financial Officer and Treasurer (Principal Financial Officer)

EXHIBIT INDEX

EXHIBIT NO.

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934
32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.