Form 10-Q
period 2009-09-30
2020 ChinaCap Acquirco, Inc.
filed 2009-10-16
CIK 1396016

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☑No ☐

As of September 30, 2009, 10,500,000 shares of the registrant’s common stock, par value $0.0001 per share, were outstanding.

2020 CHINACAP ACQUIRCO, INC.
(a development stage company)
Table of Contents

Page
PART I — FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements
Consolidated Balance Sheets as of September 30, 2009 (unaudited) and December 31, 2008	3
Consolidated Statements of Operations (unaudited) for the three and nine months ended September 30, 2009 and 2008, and from August 21, 2006 (date of inception) to September 30, 2009	4
Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 2009 and 2008, and from August 21, 2006 (date of inception) to September 30, 2009	5
Notes to Consolidated Financial Statements (unaudited)	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3. Quantitative and Qualitative Disclosures about Market Risk	21
Item 4. Controls and Procedures	21

PART II – OTHER INFORMATION

Item 1. Legal Proceedings	22
Item 1A. Risk Factors	22
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	22
Item 3. Defaults upon Senior Securities	22
Item 4. Submission of Matters to a Vote of Security Holders	22
Item 5. Other Information	22
Item 6. Exhibits	22

SIGNATURES	23

INDEX TO EXHIBITS

Certification by Principal Executive Officer Pursuant to Section 302
Certification by Principal Financial Officer Pursuant to Section 302
Certification by Principal Executive Officer and Principal Financial Officer Pursuant to Section 906

Item 1. Consolidated Financial Statements

2020 CHINACAP ACQUIRCO, INC.
(a development stage company)
CONSOLIDATED BALANCE SHEETS

	Unaudited	Audited
	September 30,	December 31,
	2009	2008
ASSETS

Current Assets
Cash and cash equivalents	$84,393	$45,878
Interest receivable	—	1,248
Prepaid expenses	17,904	16,333
Income tax receivable	2,000	2,000
Cash held in trust fund	68,095,252	68,533,339

TOTAL ASSETS	$68,199,549	$68,598,798

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accrued offering costs	$413,066	$413,066
Accrued expenses	1,564,304	414,144
Notes payable to stockholders	700,000	300,000
Deferred underwriters’ fee	2,415,000	2,415,000

TOTAL LIABILITIES	5,092,370	3,542,210

Common stock, subject to possible redemption, 2,586,638 shares, at redemption value	19,761,913	19,761,913

STOCKHOLDERS’ EQUITY
Preferred stock — $0.0001 par value; 1,000,000 shares authorized; nil issued and outstanding	—	—
Common stock - par value of $0.0001 per share, 25,000,000 shares authorized, 10,500,000 shares issued and outstanding	1,050	1,050
Additional paid-in capital	45,562,823	45,562,823

Deficit accumulated during the development stage	(2,218,607)	(269,198)

Total stockholders’ equity	43,345,266	45,294,675

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$68,199,549	$68,598,798

See accompanying notes to consolidated financial statements

2020 CHINACAP ACQUIRCO, INC.
(a development stage company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

					August 21,
					2006
	July 1,	July 1,	January 1,	January 1,	(date of inception)
	2009 to	2008 to	2009 to	2008 to	to September 30,
	September 30,	September 30,	September 30,	September 30,	2009
	2009	2008	2009	2008	(Cumulative)

Interest income	$6	$295,474	$665	$983,734	$1,095,467

General & administrative expenses	1,163,799	270,435	1,950,074	764,318	2,961,655
Abandoned project costs	—	—	—	—	349,262

(Loss) profit before income taxes	(1,163,793)	25,039	(1,949,409)	219,416	(2,215,450)

Income tax provision	—	10,084	—	88,359	3,157

Net (loss) profit	$(1,163,793)	$14,955	$(1,949,409)	$131,057	$(2,218,607)

Net (loss) profit per share – basic and diluted	$(0.11)	$—	$(0.19)	$0.01	$(0.33)

Weighted average number of shares outstanding – basic and diluted	10,500,000	10,500,000	10,500,000	10,500,000	6,799,157

See accompanying notes to consolidated financial statements

2020 CHINACAP ACQUIRCO, INC.
(a development stage company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

			August 21, 2006
	January 1,	January 1,	(date of inception)
	2009 to	2008 to	to September 30,
	September 30,	September 30,	2009
	2009	2008	(Cumulative)
Cash Flows from Operating Activities

Net (loss) profit	$(1,949,409)	$131,057	$(2,218,607)
Adjustments to reconcile net (loss) profit to net cash (used in) provided by operating activities
Change in assets and liabilities:
Accrued expenses	1,150,160	313,481	1,564,304
Accrued income taxes	—	83,053	(2,000)
Interest receivable	1,248	(56,415)	—
Prepaid expenses	(1,571)	12,250	(17,904)
Deferred acquisition costs	—	(227,512)	—
Net cash (used in) provided by operating activities	(799,572)	255,914	(674,207)

Net Cash provided by (used in) Investing Activities
Cash held in trust fund	438,087	(357,783)	(68,095,252)

Cash Flows from Financing Activities

Proceeds from issuance of common stock	—	—	25,000
Proceeds from the issuance of notes payable to stockholders	400,000	150,000	830,000
Proceeds from issuance of warrants	—	—	2,265,000
Gross proceeds from public offering	—	—	60,000,000
Gross proceeds from exercise of overallotment options in the offering	—	—	9,000,000
Proceeds from issuance of option	—	—	100
Payments to stockholders	—	(20,244)	(20,244)
Payments for underwriters’ discount and offering costs	—	(129,813)	(3,116,004)
Principal payments on notes payables	—	(127,291)	(130,000)
Net cash provided by (used in) financing activities	400,000	(127,348)	68,853,852
Net increase (decrease) in cash	38,515	(229,217)	84,393
Cash and cash equivalents, beginning of the period	45,878	269,040	—
Cash and cash equivalents, end of the period	$84,393	$39,823	$84,393
Supplemental schedule of non-cash financing activities:
Accrual of deferred offering costs	$—	$—	$413,066
Deferred offering costs advanced by stockholders	$—	$—	$—
Deferred underwriters’ fee	$—	$—	$2,415,000
Income Tax Paid	$—	$—	$—

See accompanying notes to consolidated financial statements

2020 CHINACAP ACQUIRCO, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 – Interim Financial Information
                The consolidated financial statements at September 30, 2009 and for the three-month and nine-month periods ended September 30, 2009 have been prepared by the Company and are unaudited. In the opinion of management, all adjustments (consisting of normal accruals and recurring items) have been made that are necessary to present fairly the financial position of 2020 ChinaCap Acquirco, Inc. (the “Company”) and its subsidiary as of September 30, 2009 and the results of their operations and cash flows for the three-month and nine-month periods ended September 30, 2009 and 2008. Operating results presented for the interim periods are not necessarily indicative of the results to be expected for any other interim period or for the full year.

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

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Offering. Although substantially all of the net proceeds of the Offering are intended to be generally applied toward consummating a business combination with an operating business that has its principal operations located in China (“Business Combination”), there is no assurance that the Company will be able to successfully affect a Business Combination. Upon closing of the Offering, $7.92 per Unit of the proceeds from the Offering, net of all applicable discounts and commissions but inclusive of $0.28 per Unit in deferred underwriting compensation and the proceeds from the sale of the Insider Warrants (as defined below) were deposited and held in a trust account for the benefit of the Company. The corpus of the Trust Account is invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act until the earlier of (i) the consummation of its first Business Combination or (ii) liquidation of the Company. The placing of funds in the Trust Account may not protect those funds from third party claims against the Company. Although the Company will seek to have all vendors, prospective target businesses or other entities it engages execute agreements with the Company waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account, there is no guarantee that they will execute such agreements.

The Company’s executive officers and Dr. Jianming Yu, one of the Company’s directors, and certain entities controlled by these executive officers and Dr. Jianming Yu have agreed that they will be personally liable under certain circumstances to ensure that the proceeds in the Trust Account are not reduced by the claims of target businesses or vendors or other entities that are owed money by the Company for services rendered or contracted or for products sold to the Company. However, there can be no assurance that they will be able to satisfy those obligations. The remaining net proceeds (not held in the Trust Account) may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. Additionally, up to an aggregate of $1,350,000 of interest earned on the Trust Account balance, net of taxes, may be released to the Company to fund working capital requirements, of which $1,090,902 has been released to the Company as of September 30, 2009. The Company, after signing a definitive agreement for the acquisition of a target business, is required to submit such transaction for stockholder approval. In the event that stockholders owning 30% or more of the shares sold in the Offering vote against the Business Combination and exercise their conversion rights described below, the Business Combination will not be consummated. All of the Company’s stockholders prior to the Offering, including all of the officers and directors of the Company (“Initial Stockholders”), have agreed to vote their 1,875,000 founding shares of common stock in accordance with the vote of the majority in interest of all other stockholders of the Company (“Public Stockholders”) with respect to any Business Combination. After consummation of a Business Combination, these voting safeguards will no longer be applicable.

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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company’s Amended and Restated Certificate of Incorporation provides that if the Company is not able to complete a business combination by November 8, 2009, its corporate existence will cease, except for the process of winding up and liquidating. The Company incorporated Exceed Company Limited (“Exceed”), a wholly-owned subsidiary formed in the British Virgin Islands, on April 21, 2009 for the purpose of completing a business combination.  Exceed is a limited company with 1,000 issued ordinary shares of $1 each. Later on, as more fully described under note 10, Exceed, along with the Company, has entered into an agreement to acquire a company with its principal place of business in China.

On May 11, 2009, the Company issued a press release announcing that it and Exceed had entered into a definitive share purchase agreement dated May 8, 2009 (the “Purchase Agreement”) with Windrace International Company Limited (“Windrace”).  Windrace is one of the largest branded sportswear companies in China that is engaged in the design, manufacturing, trading and distribution of sporting goods, including footwear, apparel and accessories, in China. As a result of the transaction, Exceed will merge with the Company with Exceed as the surviving entity and Windrace will become a wholly-owned subsidiary of Exceed.

Windrace’s current management team will remain in place to run the business following consummation of the acquisition.

Summary of Significant Accounting Policies

Development stage company:

The Company complies with the reporting requirements of Statements of Financial Accounting Standards (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises.”

Principles of consolidation:

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

 Concentration of credit risk:
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts and cash held in trust fund in a financial institution, which at September 30, 2009 had a total balance of $84,393 and $68,095,252, respectively.  Although the balances in aggregate exceeded the Federal Depository Insurance Coverage of $250,000 through September 30, 2009, the management believes the Company is not exposed to significant risks on such accounts as the Company has never experienced any loss on the account to date..Moreover, the funds were placed in a financial institution of high credit quality and were invested in U.S. government securities.

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

Reclassification:
During the quarter ended March 31, 2009, the Company corrected the redemption obligation of common stock, subject to possible redemption and additional paid-in capital in accordance to the terms thereof.  (See footnote 9 for additional information.)  Under Staff Accounting Bulletin (“SAB”) 99, Materiality, and SAB 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, the Company evaluated the quantitative and qualitative aspects of the adjustment and determined the correction was not material.  There was no impact on the cash held in trust fund as of December 31, 2008, or the Company’s results of operations or cash flow statements for the fiscal year ended December 31, 2008.

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

Effective January 1, 2007, the Company adopted the provisions of the Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”). There were no unrecognized tax benefits as of January 1, 2007 and as of December 31, 2007, December 31, 2008 and September 30, 2009. FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at December 31, 2008 or September 30, 2009.  Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position. The adoption of the provisions of FIN 48 did not have a material impact on the Company’s financial position, results of operations and cash flows. The Company currently files income tax returns in the United States, and is subject to tax examinations by tax authorities for tax years since inception in 2006.

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

As a result of the recent credit crisis, on October 10, 2008, the FASB issued SFAS No. 157-3, “Determining the Fair Value of a Financial Asset in a Market That is Not Active.” This FSP clarifies the application of SFAS No. 157 in a market that is not active. The FSP addresses how management should consider measuring fair value when relevant observable data does not exist. The FSP also provides guidance on how observable market information in a market that is not active should be considered when measuring fair value, as well as how the use of market quotes should be considered when assessing the relevance of observable and unobservable data available to measure fair value. This FSP is effective upon issuance, including prior periods for which financial statements have not been issued. Revisions resulting from a change in the valuation technique or its application shall be accounted for as a change in accounting estimate in accordance with SFAS No. 154, “Accounting Changes and Error Corrections.” Adoption of this standard had no effect on our results of operations, cash flows or financial position.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events,” which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The Company evaluated subsequent events after the balance sheet date of September 30, 2009 through the filing of this report with the SEC on October 16, 2009.

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

In June 2009, FASB issued SFAS No. 167, “Amendments to FASB Interpretation No.  46(R)”, which deals with accounting for variable interest entities and is effective for reporting periods beginning after November 15, 2009. The amendments change the process for how an enterprise determines which party consolidates a variable interest entity (VIE) to a primarily qualitative analysis. SFAS 167 defines the party that consolidates the VIE (the primary beneficiary) as the party with (1) the power to direct activities of the VIE that most significantly affect the VIE’s economic performance and (2) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE.  Upon adoption of SFAS 167, reporting enterprises must reconsider their conclusions on whether an entity should be consolidated and should a change result, the effect on net assets will be recorded as a cumulative effect adjustment to retained earnings. The Company expects that adoption of SFAS 167 will not have a material effect on its financial position or results of operations.

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

The Company’s legal counsel agreed to cap legal fees due by the Company at the closing of the Offering to $350,000, provided that any excess fees shall be paid by the Company upon the completion of a Business Combination. Total legal fees payable included in accrued offering costs directly related to the Offering were $409,908 as of September 30, 2009 and December 31, 2008.

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

Note 5 – Notes Payable to Stockholders
In December 2006, the Company issued a $50,000 unsecured promissory note to one of its Initial Stockholders, who is also an officer and director of the Company. Under the terms of the note, as amended, the Company could reduce the amount of the note payable by offsetting any funds advanced by the Company to third parties at the direction of the lender. The amount of the note payable was reduced in this manner to $47,291 as of December 31, 2007. The note payable was non-interest bearing and was initially payable on the earlier of December 17, 2007 or the consummation of the Offering. On November 15, 2007, the holders of the $50,000 unsecured promissory note and the Company agreed to extend the repayment date of the unsecured promissory note to March 31, 2008. Due to the short-term nature of the note, the fair value of the note approximates its carrying amount.

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

In August 2008, December 2008, January 2009 and April 2009 the Company issued unsecured promissory notes of $150,000, $150,000, $200,000 and $200,000, respectively, to 2020 International Capital Group Limited, a company controlled by certain directors and executive officers of the Company.  The notes payable are non-interest bearing and are due in August and December 2009, and January and April 2010, respectively, or at such time 2020 International Capital Group Limited demands full or partial payment of any balance outstanding. The proceeds from the notes have been used by the Company for working capital purposes.

On August 6, 2009, the Company reached an agreement with 2020 International Capital Group Limited to extend the due date of the first $150,000 of the above-mentioned promissory notes from August 1, 2009 to December 31, 2009.

Note 6 – Related Party Transactions

Lease from Related Party

The Company presently occupies office space provided by a company owned by the Company’s Chairman of the Board, Chief Executive Officer and President. Such entity has agreed that, until the Company consummates a Business Combination, it will make such office space, as well as utilities, administrative, technology and secretarial services, available to the Company, as may be required by the Company from time to time. The Company has agreed to pay such entity $7,500 per month for such services commencing on November 8, 2007. The Company has incurred $67,500 for each of the nine months ended September 30, 2009 and 2008, respectively, and $172,500 from August 21, 2006 (date of inception) to September 30, 2009.

Note 7 – Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. As of September 30, 2009, no preferred stock is issued or outstanding. The agreement with the underwriters prohibits the Company, prior to a Business Combination, from issuing preferred stock that participates in the proceeds of the Trust Account or that votes as a class with the Common Stock on a Business Combination.

Note 8 – Income Tax
The components of the provision for income taxes are as follows:
	Nine months	Nine months	August 21, 2006,
	Ended	Ended	(date of inception)
	September 30, 2009	September 30, 2008	to September 30, 2009 (Cumulative)
	(unaudited)	(unaudited)	(unaudited)

Current:
Federal taxes	$—	$74,602	$1,034
State taxes	—	13,757	2,123

Total provision for income taxes	$—	$88,359	$3,157

The total provision for income taxes differs from the amount that would be computed by applying the U.S. Federal income tax rate to income before provision for income taxes as follow:
	Nine months	Nine months	August 21, 2006,
	Ended	Ended	(date of inception)
	September30, 2009	September 30, 2008	to September 30, 2009 (Cumulative)
	(unaudited)	(unaudited)	(unaudited)

Statutory Federal income tax rate	—	$34.00%	—
Effective Mass income tax rate	—	6.27%	—

Effective income tax rate	—	$40.27%	—

As of September 30, 2009, unused net operating losses equal to approximately $2,219,000 are available to offset federal taxable income for future years through 2028. SFAS 109 requires that the tax benefit of such net operating losses be recorded using current tax rates as an asset to the extent management assesses the utilization of such net operating losses to be more likely than not. Based on the Company’s current status as a special purpose acquisition company, the Company provided a full valuation allowance against the deferred tax asset at September 30, 2009.

Note 9 – Amount of Equity Subject to Possible Redemption
The Company is required to obtain shareholder approval for any business combination of a target business. In the event that public stockholders owning 30% or more of the shares sold in the Offering vote against a Business Combination, the Company will not proceed with a Business Combination if the public stockholders exercise their redemption rights. That is, the Company can still affect a Business Combination if the public stockholders owning up to approximately 29.99% of the shares sold in the Offering exercise their redemption rights.

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

Note 10 – Agreement to acquire Windrace International Company Limited
On May 11, 2009, the Company issued a press release announcing that it and its wholly-owned subsidiary Exceed, had entered into a definitive share purchase agreement dated May 8, 2009 with Windrace (the “Purchase Agreement”). Windrace is one of the largest branded sportswear companies in China that is engaged in the design, manufacturing, trading and distribution of sporting goods, including footwear, apparel and accessories, in China. As a result of the transaction, Exceed will merge with the Company with Exceed as the surviving entity and Windrace will become a wholly-owned subsidiary of Exceed.   Windrace’s current management team will remain in place to run the business following consummation of the acquisition.

Windrace designs, develops and engages in wholesale of footwear, apparel and accessories under its own brand, XIDELONG, in China. It is one of the leading China sports and leisurewear brands in China in terms of market share by sales revenue. Since operations began in 2002, Windrace has experienced significant growth in the mass market concentrated in the second and third tier cities in China and has established a market leading position as one of the top five China sportswear brands. Windrace has three principal categories of products: (i) footwear, which comprises running, leisure, basketball, skateboarding and canvas footwear, (ii) apparel, which mainly comprises sports tops, pants, jackets, track suits and coats, and (iii) accessories, which mainly comprise bags, socks, hats and caps. Windrace’s primary footwear offering is running footwear, which represented over 23% of total revenue in 2008, the market for which has been rapidly growing in China due to the increasing demand for lifestyle and leisure products and heightened interest in health consciousness among Chinese customers. Windrace’s footwear is primarily manufactured at its own production facility in Jinjiang, Fujian province, China. Products are sold through independent distributors who operate, directly or indirectly via third parties, retail stores and outlets.

A summary of the material items of acquisition was also set forth in the Form S-4 filed with the Securities and Exchange Commission, as amended, containing a prospectus for the transactions contemplated by the merger agreement and a proxy for the special meeting of the Company’s stockholders to vote on the proposed business combination.

On July 27, 2009, Windrace entered into an Investment Agreement (the “Investment Agreement”) and an Escrow Agreement (the “Escrow Agreement”) with Wisetech Holdings Limited (“Wisetech”), Windtech Holdings Limited (“Windtech” and, collectively with Wisetech, the “Investors”) and Shuipan Lin, the CEO and a principal stockholder of Windrace (“Lin”).  Pursuant to the terms of the Investment Agreement, the Investors will invest an aggregate of $30,000,000 in Windrace in two installments:

•
An initial investment of $2,500,000, paid into escrow pursuant to the Escrow Agreement. Pursuant to the Investment Agreement, Windrace may use the proceeds of this installment to purchase up to 2,500,000 warrants to purchase common stock of the Company (the “Warrants”) in the open market.  The funds will be released from escrow upon the entrance by Windrace into agreements to purchase the Warrants.

•	A subsequent investment of $27,500,000 payable upon the closing of the Investment Agreement (the “Closing”).

           The Closing of the Investment Agreement is conditioned upon the satisfaction of the conditions for closing the transactions contemplated by the Purchase Agreement.  Upon the Closing, Windrace will transfer the Warrants to the Investors, and, upon the closing of transactions contemplated by the Purchase Agreement, Exceed shall issue to the Investors that number of Exceed ordinary shares equal to the aggregate investment made by the Investors less the amount spent by Windrace to acquire the Warrants divided by $7.58 per share.  The maximum amount of Exceed ordinary shares issuable to the Investors assuming no purchase of Warrants by Windrace is 3,957,784 shares ($30,000,000/$7.58).

On July 27, 2009, the Company, Exceed, Windrace and the Sellers entered into a Supplemental Agreement to Agreement for Sale and Purchase of Windrace (the “Supplemental Agreement”) amending the Purchase Agreement in two respects:

The Supplemental Agreement limits the maximum number of New Investor Shares (as defined below) issuable under the Purchase Agreement to approximately 3,957,784 shares, which number was not capped in the original Purchase Agreement.  The Purchase Agreement provided that if, subsequent to the execution of the Purchase Agreement, Windrace sells to third parties, and has received consideration for, any of its ordinary shares, at closing Exceed will issue to such third parties Exceed ordinary shares (the “New Investor Shares”).  The amount of shares to be issued to such new shareholders will be equal to the aggregate amount paid for shares of Windrace divided by the lowest of the closing price of the Company on each of the last trading days of March, April and May 2009, which is $7.58 per share.

The Supplemental Agreement also provides that the Sellers, who will control Exceed upon the consummation of the transactions contemplated by the Purchase Agreement, will cause Exceed to promptly register for resale under the federal securities laws all outstanding ordinary shares of Exceed excluding the shares that will be held in escrow at closing.

On September 9, 2009, the Company, Exceed, Windrace, and the Sellers entered into a letter agreement (the “Letter Agreement”) further amending the Purchase Agreement. Under the Letter Agreement, the parties extended the deadline for meeting the conditions of the Purchase Agreement until November 7, 2009 and agreed that the shares of Exceed following the contemplated transactions could be listed on the Nasdaq Capital Market, subject to the approval of Nasdaq.

In order to ensure that the Acquisition is approved by the shareholders of the Company, the Company, Windrace, Exceed and/or such entity’s respective affiliates, may enter into transactions to purchase or facilitate the purchase of shares sold in the Company’s November 2007 initial public offering (“Public Shares”), or other securities of the Company from shareholders who have indicated their intention to vote against the Acquisition and seek redemption of their shares for cash. Such transactions may be entered into prior to the meeting of shareholders to approve the Acquisition, but would not be completed until immediately after the Acquisition was consummated. Such transactions could also include loan arrangements, the granting of put options, and the transfer to holders of Public Shares of shares or warrants owned by the Company’s affiliates for nominal value. The purpose of such arrangements would be to increase the likelihood of satisfaction of the requirements that holders of a majority of the Public Shares present and entitled to vote on the Acquisition Proposal and the Redomestication Proposal vote in favor of the proposals and that holders of fewer than 30% of the Public Shares vote against the Acquisition Proposal and the Redomestication Proposal and demand redemption of their Public Shares for cash. Accordingly, to secure approval of the Acquisition Proposal and the Redomestication Proposal, it may be necessary to acquire or repurchase as much as an additional approximately 70% of the Public Shares. Any arrangements that are entered into may involve any or all of payment of significant fees, interest payments, and the issuance of additional Exceed shares to the persons providing the financial or other assistance in the transactions. The impact of any such arrangements on the financial statements of the combined companies will depend on the ultimate structure of the arrangements. However, without regard to the foregoing, the Company intends to redeem for cash all shares that are properly presented for redemption at closing. Purchases pursuant to such arrangements ultimately paid for with funds in the Company’s trust account would diminish the funds available to Exceed after the Acquisition and Redomestication for debt repayment, working capital and general corporate purposes. No such arrangements or agreements with respect to such transactions have occurred or been entered into.

The Acquisition will be accounted for as a reverse recapitalization since, immediately following completion of the transaction, the shareholders of Windrace and investors in Windrace immediately prior to the Acquisition will have effective control of 2020 through (1) their shareholder interest comprising the largest control block of shares in the combined entity, in either scenario, assuming no share redemptions and maximum share redemptions and excluding the Escrowed Shares and the Earn-Out Shares, (2) significant representation on the Board of Directors (initially two out of three members), with the third board member being independent, and (3) being named to all of the senior executive positions. For accounting purposes, Windrace will be deemed to be the accounting acquirer in the transaction and, consequently, the transaction will be treated as a recapitalization of Windrace, i.e., a capital transaction involving the issuance of stock by 2020 for the stock of Windrace. Accordingly, the combined assets, liabilities and results of operations of Windrace will become the historical financial statements of 2020 at the closing of the transaction, and 2020’s assets (primarily cash and cash equivalents), liabilities and results of operations will be consolidated with Windrace beginning on the acquisition date. No step-up in basis or intangible assets or goodwill will be recorded in this transaction. All direct costs of the transaction will be charged to operations in the period that such costs are incurred.

The Acquisition is subject to substantial risks, contingencies and uncertainties, including, among others, approval by the Company's stockholders of the proposals necessary to approve the Company’s acquisition of Windrace and the Company’s redomestication from Delaware to the British Virgin Islands, which must be accomplished by November 8, 2009, compliance with federal securities laws and regulations in the United States, compliance with various laws and regulations in the China, and the availability of sufficient funds. Accordingly, there can be no assurances that such transaction ultimately will occur.

The Company’s common stock, units and warrants were quoted on the NYSE Amex under the symbols TTY, TTY.U and TTY.WS, respectively. The Company transferred the listing of its common stock, units and warrants to the NASDAQ Capital Market under the symbols TTY, TTYUU and TTYWW, respectively, on October 13, 2009. The Company's common stock, warrants and units continued to trade on the NYSE Amex under the symbols TTY, TTY.WS and TTY.U, respectively, through the end of the trading day on October 12, 2009. The transfer of the Company's listing was taking place in connection with the proposed redomestication of the Company in the British Virgin Islands through a merger with Exceed and subsequent proposed acquisition by Exceed of Windrace, each of which is subject to approval by the stockholders of the Company. Exceed has applied to list its securities on the Nasdaq Stock Market upon the consummation of the redomestication and acquisition.

On October 2, 2009, the Form S-4 Registration Statement was declared effective by the United States Securities and Exchange Commission – and the Special Meeting of Shareholders to vote on the proposed business combination was scheduled for October 19, 2009.

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

Pursuant to letter agreements between each of the Initial Stockholders, the Company and Morgan Joseph, the Initial Stockholders have waived their rights to receive distributions with respect to the 1,875,000 founding shares in the event the Company is liquidated on November 8, 2009 in accordance with its Articles of Incorporation.

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

Overview

We are a public acquisition company, formed on August 21, 2006, to complete a business combination with an operating business that either: (1) is located in China, (2) has its principal operations located in China, or, (3) in the view of the Board of Directors of the Company, would benefit from establishing operations in China. Our efforts to identify a prospective target business will not be limited to a particular industry. We intend to effect a business combination using cash from the proceeds of our initial public offering and the private placements of the sponsors’ warrants, our capital stock, debt or a combination of cash, stock and debt. On November 15, 2007, we completed our initial public offering of 8,625,000 Units (including 1,125,000 Units pursuant to the underwriters’ over-allotment option sold on November 26, 2007) at a price of $8 per unit. We received net proceeds of approximately $68.2 million from our Offering.

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

For a description of the proceeds generated in our initial public offering and a discussion of the use of such proceeds, we refer you to Note 3 of the unaudited consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

On May 11, 2009, the Company issued a press release announcing that it and its wholly-owned subsidiary, Exceed, had entered into a definitive share purchase agreement with Windrace.  Windrace is one of the largest branded sportswear companies in China that is engaged in the design, manufacturing, trading and distribution of sporting goods, including footwear, apparel and accessories, in China. As a result of the transaction, Exceed will merge with the Company with Exceed as the surviving entity and Windrace will become a wholly-owned subsidiary of Exceed.

TRANSACTION SUMMARY

If shareholder approval is obtained, Exceed will acquire all of the ordinary shares of Windrace pursuant to the Purchase Agreement, dated May 8, 2009, as amended. Following the Closing, Windrace will become a wholly owned subsidiary of Exceed, and Exceed will merge with the Company with Exceed as the surviving company. Under the terms of the Purchase Agreement, Exceed will acquire Windrace in an all-stock transaction which includes 17,008,633 ordinary shares of Exceed stock, excluding additional contingent shares. Pursuant to the Purchase Agreement, 2,750,000 shares will be issued to Windrace shareholders upon Closing. Up to 14,258,633 shares of the 17,008,633 shares noted above will be placed in escrow and will be released to Windrace shareholders when, on a consolidated basis, the surviving company achieves or exceeds after-tax net profits in the following fiscal years of:

Fiscal Year Ending December 31	After-Tax Net Profits ($)
2009	38,067,350
2010	49,487,555
2011	64,333,821

If any earnings target is not met between 2009 and 2010, all shares for that period will be deferred until the next annual audit. If the earnings target of $64,333,821 were achieved in 2011, all 17,008,633 shares would be released. Furthermore, the shareholders of Windrace and their designees will be issued, on an all or none basis, an additional 2,212,789 ordinary shares of Exceed, when, on a consolidated basis, the surviving company achieves or exceeds after-tax net profits in the fiscal year ended December 31, 2011 of $64,333,821. The Purchase Agreement also provides for Windrace to seek independent third party investment prior to Closing and allows for the issuance of, ordinary shares of Exceed at Closing to new investors making investments in Windrace between the time of the execution of the Purchase Agreement and the closing of the acquisition of Windrace (“New Windrace Investors”), As provided in the Supplemental Agreement, the maximum number of New Investors Shares is approximately 3,957,784 shares at $7.58 per share.

 The after-tax net profits will be determined following the completion of an audit in accordance with International Financial Reporting Standards (IFRS), excluding certain adjustments related to, among other things, the transactions contemplated in the Purchase Agreement. The transaction is subject to customary closing conditions, including completion of the IFRS audit, completion of all necessary documentation, an effective registration statement and approval of the shareholders of the Company.

On July 27, 2009, the parties to the Purchase Agreement entered into a Supplemental Agreement amending the Purchase Agreement and setting the maximum number of Exceed ordinary shares that can be issued to New Windrace Investors at closing to approximately 3,957,784 shares and, consistent with the formula set forth in the Purchase Agreement, set the price at which the Exceed ordinary shares would be issued to New Windrace Investors at $7.58 per share.

BUSINESS OVERVIEW

Windrace designs, develops and engages in wholesale of footwear, apparel and accessories under its own brand, XIDELONG, in China. It is one of the leading China sports and leisurewear brands in China in terms of market share by sales revenue. Since operations began in 2002, Windrace has experienced significant growth in the mass market concentrated in the second and third tier cities in China and has established a market leading position as one of the top five China sportswear brands. Windrace has three principal categories of products: (i) footwear, which comprises running, leisure, basketball, skateboarding and canvas footwear, (ii) apparel, which mainly comprises sports tops, pants, jackets, track suits and coats, and (iii) accessories, which mainly comprise bags, socks, hats and caps. Windrace’s primary footwear offering is running footwear, which represented over 23% of total revenue in 2008, the market for which has been a rapidly growing market in China due to the increasing demand for lifestyle and leisure products and heightened interest in health consciousness among Chinese customers. Windrace’s footwear is primarily manufactured at its own production facility in Jinjiang, Fujian province, China. Products are sold through independent distributors who operate, directly or indirectly via third parties, retail stores and outlets.

A summary of the material items of acquisition was also set forth in the Form S-4 filed with the Securities and Exchange Commission, as amended, containing a prospectus for the transactions contemplated by the merger agreement and a proxy for the special meeting of the Company’s stockholders to vote on the proposed business combination. The Form S-4 was declared effective on October 2, 2009 and the special stockholders meeting to consider the business combination was scheduled for October 19, 2009.

Results of Operations and Known Trends or Future Events

For the three months ended September 30, 2009 and 2008, interest earned on the Trust Account was $6 and $295,474, respectively; resulting in net losses of $1,163,793 and net profit of $14,955, respectively.

For the nine months ended September 30, 2009 and 2008, interest earned on the Trust Account was $665 and $983,734, respectively; resulting in a net loss of $1,949,409 and a net profit of $131,057, respectively. The continued low interest environment has had a significant impact on the Company’s interest income. Management of the Company believes the current trend of low interest will continue in the foreseeable future.

Our entire activity from August 21, 2006 (inception) through November 15, 2007 had been to prepare for our initial public offering.  Following our initial public offering, we began actively searching for a suitable business target to complete a business combination.

Liquidity and Capital Resources

At September 30, 2009, we had cash outside of the trust account of $84,393, cash held in the trust account of $68,095,252 and total liabilities of $5,092,370. We intend to use substantially all of the net proceeds of our initial public offering, including the funds held in the trust account (excluding deferred underwriting discounts and commissions), to complete a business combination with a target business and to pay our expenses relating thereto. The funds used to pay the representative of the underwriters will not be available to us to use in connection with or following the business combination. To the extent that our capital stock is used in whole or in part as consideration to effect a business combination, as is the case with the Acquisition, the remaining proceeds held in the trust account as well as any other net proceeds not expended will be used as working capital to finance the operations of the target business. Such working capital funds could be used in a variety of ways including continuing or expanding the target business’ operations, for strategic acquisitions and for marketing, research and development of existing or new products. Such funds could also be used to repay any operating expenses or finders’ fees which we had incurred prior to the completion of our business combination if the funds available to us outside of the trust account were insufficient to cover such expenses.

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

Included in our total liabilities are deferred and accrued offering costs consisting principally of legal fees incurred that are directly related to the initial public offering of our securities which was consummated on November 15, 2007 (“Offering”) and that were charged to stockholders’ equity upon the receipt of the capital raised. Total legal fees payable included in accrued offering costs directly related to the Offering as of September 30, 2009 were $413,066 of which $409,908 was payable to Seyfarth Shaw and $3,158 was payable to Deacons.

Accrued expenses consist of mainly legal fees related to various projects under review and corporate matters, audit fee, consultancy fee and printing fee. As of September 30, 2009, accrued expenses included legal fees of $911,381 payable to Seyfarth Shaw, legal fees of $487,930 payable to Deacons, legal fee of $20,804 payable to Maples and Calder, printing fees of $73,074 payable to Vintage Filings, audit fee and tax consultancy fee of $54,500 payable to Crowe Horwath, taxes payable of $8,500, and sundry expenses of $8,115.

Our executive officers namely Mr. George Lu, Mr. Louis Koo and Mr. Yuxiao Zhang, one of our directors, Jianming Yu (“Dr. Yu”), and certain entities controlled by our executive officers and Dr. Yu have agreed to indemnify us, jointly and severally for any loss, liability, claim, damage and expense to the extent necessary to ensure that the proceeds in the trust account are not reduced by the claims of target businesses or claims of vendors or other entities that are owed money by us for services rendered or contracted for or products sold to us. None of our creditors, except for Seyfarth Shaw with respect to the $409,908 in legal fees included in deferred offering expenses, have waived any claims against the trust account.

If we are not able to consummate a business combination by November 8, 2009 and we are required to liquidate, the adjusted accrued expenses and accrued offering cost as of September 30, 2009 was $1,567,462 after deducting the portion of the legal fees payable to Seyfarth Shaw included in the deferred offering costs, which they have agreed would be payable only in the event of the consummation of a business combination. As at September 30, 2009, our bank balance was $84,393 which can cover part of the adjusted accrued expenses whereas the unsettled balance will be indemnified by our executive directors and Dr. Yu as mentioned above. If we consummate the Acquisition before November 8, 2009, all the accrued expenses and accrued offering costs will be paid by the combined company after closing of the Acquisition.

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

On October 15, 2008, in consideration of the current market conditions, the Company directed LaSalle Global Trust Services, to transfer the funds held in trust from a money market fund which invests in U.S. Government obligations into the Dreyfus Treasury Prime Cash Management Fund which invests solely in U.S. treasuries. The balance in the Trust Account as of September 30, 2009 was $68,095,252.

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

None.

ITEM 3. Defaults Upon Senior Securities.

None.

ITEM 4. Submission of Matters to a Vote of Security Holders.

None.

ITEM 5. Other Information.

None.

ITEM 6. Exhibits.

(a) Exhibits:

10.1
Supplemental Agreement to Agreement for Sale and Purchase of Windrace, among the Company, Windrace, the Sellers and Exceed, dated July 27, 2009, attached as Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the Commission on July 27, 2009, incorporated herein by reference.

10.2
Investment Agreement for Sale and Purchase of Windrace, among Windrace, the Investors and Lin, dated July 27, 2009, attached as Exhibit 2.2 to the Company’s Current Report on Form 8-K, filed with the Commission on July 27, 2009, incorporated herein by reference.

10.3
Escrow Agreement, among Windrace, the Investors and Deacons, dated July 27, 2009, attached as Exhibit 2.3 to the Company’s Current Report on Form 8-K, filed with the Commission on July 27, 2009, incorporated herein by reference.

10.4	Letter Agreement dated September 9, 2009, attached as Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the Commission on September 14, 2009, incorporated herein by reference.
31.1 -	Section 302 Certification by Chief Executive Officer and President
31.2 -	Section 302 Certification by Chief Financial Officer and Treasurer
32.1 -	Section 906 Certification by Chief Executive Officer and President

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

2020 ChinaCap Acquirco, Inc.

Dated: October 16, 2009	By:	/s/ G. George Lu
G. George Lu Chairman, Chief Executive Officer and President (Principal Executive Officer)

	By:	/s/ Louis F. Koo
Louis F. Koo Vice Chairman, Chief Financial Officer and Treasurer (Principal Financial Officer)

EXHIBIT INDEX

EXHIBIT NO.

10.1
Supplemental Agreement to Agreement for Sale and Purchase of Windrace, among the Company, Windrace, the Sellers and Exceed, dated July 27, 2009, attached as Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the Commission on July 27, 2009, incorporated herein by reference.

10.2
Investment Agreement for Sale and Purchase of Windrace, among Windrace, the Investors and Lin, dated July 27, 2009, attached as Exhibit 2.2 to the Company’s Current Report on Form 8-K, filed with the Commission on July 27, 2009, incorporated herein by reference.

10.3
Escrow Agreement, among Windrace, the Investors and Deacons, dated July 27, 2009, attached as Exhibit 2.3 to the Company’s Current Report on Form 8-K, filed with the Commission on July 27, 2009, incorporated herein by reference.

10.4	Letter Agreement dated September 9, 2009, attached as Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the Commission on September 14, 2009, incorporated herein by reference.
31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934
32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.